Form 10KSB
period 2001-12-31
NOVA STAR INNOVATIONS INC
filed 2002-04-01
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                 Commission file number 000-33399

                   NOVA STAR INNOVATIONS, INC.
          (Name of small business issuer in its charter)

         Nevada                                    01-0437914
(State of incorporation)               (I. R. S. Employer Identification No.)

#440, 476 East South Temple, Salt Lake City, Utah           84111
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]      No [X ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: None.

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 27, 2002, the registrant had 17,000,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I

Item 1.  Description of business...........................................3
Item 2.  Description of property...........................................7
Item 3.  Legal proceedings.................................................7
Item 4.  Submission of matters to a vote of security holders...............7

                             PART II

Item 5.  Market for common equity and related stockholder matters..........7
Item 6.  Plan of operations................................................7
Item 7.  Financial statements............................................. 8
Item 8.  Changes in and disagreements with accountants ...................19

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)..19
Item 10. Executive compensation...........................................19
Item 11. Security ownership of certain beneficial owners and management...20
Item 12. Certain relationships and related transactions...................20
Item 13. Exhibits and reports on Form 8-K.................................20





     In this registration statement references to "Nova Star," "we," "us," and "our" refer to Nova Star Innovations, Inc.

                    FORWARD LOOKING STATEMENTS

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nova Star's control. These factors include but are not limited to economic conditions generally and in the industries in which Nova Star may participate, competition within Nova Star's chosen industry, and failure by Nova Star to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

     Nova Star Innovations, Inc. was incorporated in the state of Nevada on November 6, 2000. On April 11, 2001, Nova Star completed a change of domicile merger with Hystar Aerospace Marketing Corporation of Maine ("Hystar Maine") for the sole purpose of changing Hystar Maine's domicile to the state of Nevada. Hystar Maine had been incorporated in the state of Maine on April 25, 1986, as the wholly owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation. Hystar Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and Hystar Maine ceased such activities in 1986. Hystar Maine did not engage in any further commercial operations.

Our Plan

     We are a "blank check" company and have had no activity for the past two fiscal years. Our independent auditors have expressed an opinion that we are dependent on financing to continue operations. Our management intends to merge with or acquire an operating business to create operating revenue.

     Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Nova Star.

     Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

     In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving Nova Star.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of their business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

     In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

     (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)   The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

     Messrs. Mark S. Clayton and Donald R. Mayer, our officers and directors, have been involved with one prior acquisition of a business opportunity as directors and officers of Millennium Plastics Corporation, a blank check reporting company. The acquisition was structured as a stock-for-stock exchange between Millennium Plastics and Graduated Plastics Corporation, a plastics company, and was completed in December of 1999. Pursuant to the terms of the acquisition agreement, Millennium Plastics issued 6,750,000 common shares in exchange for all shares held by Graduated Plastics Corporation's shareholders. Messrs. Clayton and Mayer resigned as officers and directors of Millennium Plastics upon consummation of the acquisition.

     Certain conflicts of interest exist or may develop between Nova Star and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. Also, in the process of negotiations for an acquisition or merger, our management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Nova Star and its stockholders.

     Specifically, Mr. Mayer is a director of other blank check companies which have a structure and a business plan which is identical to ours. Mr. Mayer is a director of WorldNet, Inc. of Nevada and Globalwise Investments, Inc., blank check reporting companies. As of the date of this filing, these companies have not conducted any initial public offerings nor completed any mergers or acquisitions while Mr. Mayer has been affiliated with them.

     We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

     (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the Board of Directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

     (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the Board of Directors or the stockholders.

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon management's review and our relative negotiating strength. This methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may agree to merge, consolidate or reorganize with other corporations or forms of business organization.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

Competition

     We expect to encounter competition in our effort to locate attractive opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for the investigation and selection of a business opportunity.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                 ITEM 2: DESCRIPTION OF PROPERTY

     We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.


                    ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.


                             PART II


ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

     We do not have an established trading market for our common stock. As of March 27, 2002, we had approximately 87 shareholders of record holding 17,000,000 common shares. Of these shares, 15,244,650 shares are restricted stock, as that term is defined in Rule 144, and 1,755,350 shares of our common stock are unrestricted shares. We have not granted any options or warrants. Nor have we paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities

     We have not sold securities without registration within the past three years.


                    ITEM 6:  PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the year ended December 31, 2001, we had no cash on hand with no total current assets and liabilities. We have no commitments for capital expenditures for the next twelve months.

     During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. We anticipate using private placements of our common stock to raise capital and will likely rely on exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ..............................................3

Balance Sheets.............................................................4

Statements of Operations ..................................................5

Statements of Stockholders' Equity ........................................6

Statements of Cash Flows...................................................7

Notes to the Financial Statements .........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________





                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Nova Star Innovations, Inc.

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended and from inception on April 25, 1986 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended December 31, 2001 and 2000 and from inception April 25, 1986 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
February 14, 2002

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                          December 31
                                                       2001         2000
                                                 -------------- -------------
CURRENT ASSETS

Cash                                             $           -  $          -
                                                 -------------- -------------

  TOTAL ASSETS                                   $           -  $          -
                                                 ============== =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current Liabilities                              $           -  $          -
                                                 -------------- -------------

  Total Liabilities                                          -             -
                                                 -------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,000,000 shares issued
  and outstanding                                       17,000        17,000

Deficit Accumulated during the development stage       (17,000)      (17,000)
                                                 -------------- -------------

  Total Stockholders' Equity                                 -             -
                                                 -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $           -  $          -
                                                 ============== =============








The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                   A Development Stage Company)
                     Statement of Operations


                                                                  From
                                         For the Years Ended      Inception on
                                              December 31         April 25,
                                      --------------------------- 1986 to
                                            2001        2000      Dec. 31,2001
                                      ------------- ------------- ------------

REVENUES                              $          -  $          -  $         -
                                      ------------- ------------- ------------

EXPENSES

  General & Administrative                       -             -       17,000
                                      ------------- ------------- ------------

    TOTAL EXPENSES                               -             -       17,000
                                      ------------- ------------- ------------

NET INCOME (LOSS)                     $          -  $          -  $   (17,000)
                                      ============= ============= ============

NET LOSS PER SHARE                    $          -  $          -  $         -
                                      ============= ============= ============

WEIGHTED AVERAGE SHARES OUTSTANDING     17,000,000    17,000,000   17,000,000
                                      ============= ============= ============












The accompanying notes are an integral part of these financial statements

                    Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 25, 1986 through December 31, 2001

                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common  Stock        Paid in     Development
                             Shares        Amount    Capital     Stage
                         ------------- ------------- ----------- ------------
Issuance of shares for
 marketing rights at
 inception                  17,000,000 $     17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986            -             -           -      (17,000)
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 1986          17,000,000       17,000           -      (17,000)

Net income (loss) for
 the years ended
 December 31, 1987 thru
 December 31, 2000                   -            -           -            -
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 2000          17,000,000       17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 2001             -            -           -            -
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 2001          17,000,000       17,000  $        -  $   (17,000)
                         ============= ============= =========== ============










The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                   (A Development Stage Company)
                      Statement of Cash Flows


                                                                 From
                                                                 Inception on
                                         For the years ended     April 25,1986
                                             December 31,        Through
                                          2001          2000     Dec. 31, 2001
                                    -------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $           -  $          -  $    (17,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
                                    -------------- ------------- -------------

  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                    -------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                    -------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                    -------------- ------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                    -------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                    -------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $           -  $          -  $          -
                                    ============== ============= =============

Supplemental Non-Cash Flow Information:

  Stock issued for marketing rights $           -  $          -  $     17,000

  Cash Paid For:
    Interest                        $           -  $          -  $          -
    Income Taxes                    $           -  $          -  $          -



The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

     The Company was incorporated in Maine on April 25, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder, The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. The Company has been inactive since that date.

     On April 11, 2001, the Company merged with nova Star Innovations, Inc. (Nova Star), a Nevada corporation, in a domicile merger. Pursuant to the merger, Hystar ceased to exist and Nova Star became the surviving corporation.

     b.  Recognition of Revenue

     The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings (Loss) Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- -----------
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders $           -    17,000,000 $        -
                                       ============= ============= ===========
For the year ended December 31, 2000:

 Basic EPS
  Income (loss) to common stockholders $           -    17,000,000 $        -
                                       ============= ============= ===========

                   Nova Star Innovations, Inc..
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.  Earnings (Loss) Per Share (continued)

                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- -----------
From inception on April 25,1986 to
   December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders $    (17,000)    17,000,000 $        -
                                       ============= ============= ===========


     d.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $17,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:
                                                     December 31,
                                                  2001           2000
                                               ------------ ------------
Deferred tax asset:
     NOL carryforward                          $     5,100  $     5,100

     Valuation allowance                         (   5,100)    (  5,100)
                                               ------------ ------------

                                               $         -  $         -
                                               ============ ============

     f.  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   Nova Star Innovations, Inc..
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 2 - Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - Stockholders' Equity

     In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

NOTE 4 - Development Stage Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

     Our executive officers and directors and their respective ages and their positions are set forth below. Biographical information for each of these persons is also presented below. Our bylaws require two directors who serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.
                                                           Director or
Name               Age     Position Held                   Officer Since
------------       -----   ---------------                 -------------
Mark S. Clayton     44     President, Director             July 5, 2000
Donald R. Mayer     63     Secretary/Treasurer, Director   October 20, 2000


     Mark S. Clayton   Mr. Clayton is the owner and President of Fitness
Equipment Source which wholesales exercise equipment. He has operated that business for the past nine years. He graduated from the University of Utah in 1980 with a bachelor's degree in business management.

     Donald R. Mayer   Mr. Mayer has been the President and a director of
Universal Business Insurance, an insurance company that he founded and has operated for the past eleven years. He has worked in the insurance industry for over 17 years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada, and Globalwise Investments, Inc., which are blank check reporting companies. He graduated from the University of Utah in 1971 with a bachelor's degree in accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us and representations from known reporting persons whether Forms 5 were required, we believe that Mark S. Clayton filed late a Form 3 which disclosed his initial beneficial ownership.


                 ITEM 10: EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights, in excess of $100,000, from us during the past three fiscal years. Mr. Clayton, our President, who acts in the capacity of chief executive officer, did not receive compensation during fiscal year 2001. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of March 27, 2002.

                    CERTAIN BENEFICIAL OWNERS

                                            Common Stock Beneficially Owned
                                            -------------------------------
Name and Address of                    Number of Shares of
Beneficial Owners                      Common Stock        Percentage of Class
-------------------------------------  ------------------- -------------------

VIP Worldnet, Inc.                        15,010,450*             88.3%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

     * VIP Worldnet, Inc. holds 15,000,000 shares and one of its directors and officers, Joanne Clinger, beneficially owns 10,450 shares of our common stock.

                            MANAGEMENT

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of                    Number of Shares of
Beneficial Owners                      Common Stock        Percentage of Class
-------------------------------------- ------------------- -------------------

Donald R. Mayer                            234,200                1.4%
655 East 4500 South, Suite 170
Salt Lake City, Utah 84107


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

     Our parent company, VIP Worldnet, Inc., beneficially owns 15,010,450 shares of our common stock which represents 88.3% of our issued and outstanding shares.


            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                                21


Exhibit
Number          Description
-----------     -----------
3.1             Articles of Incorporation
                (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed
                December 10, 2001)

3.3             Bylaws
                (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)


Reports on Form 8-K

     None





                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


     Date 4/01/2002             Nova Star Innovations, Inc.

                                /s/ Mark S. Clayton
                           By: __________________________________
                               Mark S. Clayton
                               President and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                /s/ Donald R. Mayer
     Date 4/01/ 2001          By: _______________________________________
                               Donald R. Mayer
                               Secretary/Treasurer and Director