Form 10QSB
period 2002-03-31
NOVA STAR INNOVATIONS INC
filed 2002-05-08
CIK 1160945

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For quarter ended:   March 31, 2002

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

     As of April 26, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace marketing Corporation of Maine)
                  (a Development State Company)
                       Financial Statements
                          March 31, 2002

                    Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31   December 31
                                                       2002        2001
                                                   ------------ -------------
                                                   (Unaudited)

CURRENT ASSETS                                     $         -  $          -
                                                   ------------ -------------

  TOTAL ASSETS                                     $         -  $          -
                                                   ============ =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current Liabilities                                $         -  $          -
                                                   ------------ -------------

  Total Liabilities                                          -             -
                                                   ------------ -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
 shares authorized; 17,000,000 shares
 issued and outstanding                                 17,000        17,000

Deficit Accumulated During the Development Stage       (17,000)      (17,000)
                                                   ------------ -------------

  Total Stockholders' Equity (deficit)                       -             -
                                                   ------------ -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $         -  $          -
                                                   ============ =============

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)



                                                                 From
                                                                 inception on
                                     For the three For the three April 25,
                                     months ended  months ended  1986 to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        17,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        17,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (17,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    17,000,000    17,000,000    17,000,000
                                     ============= ============= =============

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)




                                                                 From
                                                                 inception on
                                                                 April 25,
                                     For the three months ended  1986 through
                                               March 31,         March 31,
                                          2002         2001      2002
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (17,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------


Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Financing Activities                        -             -             -
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============


Supplemental Cash Flow Information:
  Stock issued for marketing rights  $          -  $          -  $     17,000

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL

Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine), (the Company) (a development stage company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to "Nova Star," "we," "us," and "our" refer to Nova Star Innovations, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nova Star's control. These factors include but are not limited to economic conditions generally and in the industries which Nova Star may participate; competition within Nova Star's chosen market and failure by Nova Star to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations.
For the three month period ended March 31, 2002, we had no cash on hand and no current liabilities.

     We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Nova Star. At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our business. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

Exhibit No.  Description

 3.1         Articles of Incorporation
             (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)

 3.3         Bylaws
             (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)


(b)  Reports on Form 8-K.

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


Date    5/7/02                       Nova Star Innovations, Inc.


                                          /s/ Mark S. Clayton
                                     By: __________________________________
                                         Mark S. Clayton
                                         President and Director