Form 10QSB
period 2002-06-30
NOVA STAR INNOVATIONS INC
filed 2002-08-12
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For quarter ended:   June 30, 2002

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

As of August 5, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace marketing Corporation of Maine)
                  (a Development State Company)
                       Financial Statements
                          June 30, 2002

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                    June 30      December 31
                                                     2002           2001
                                                 ------------- --------------
                                                  (Unaudited)

CURRENT ASSETS                                   $          -  $           -
                                                 ------------- --------------

  TOTAL ASSETS                                   $          -  $           -
                                                 ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current Liabilities                              $          -  $           -
                                                 ------------- --------------

  Total Liabilities                                         -              -
                                                 ------------- --------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
 shares authorized; 17,000,000 shares
 issued and outstanding                                17,000         17,000

Deficit Accumulated During the Development Stage      (17,000)       (17,000)
                                                 ------------- --------------

  Total Stockholders' Equity (deficit)                      -              -
                                                 ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $           -
                                                 ============= ==============


                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        April 25,
                                three months   three months   six months     six months     1986
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------

REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------
EXPENSES

  General & Administrative                  -              -              -              -        17,000
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        17,000
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (17,000)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $          -
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,000,000     17,000,000     17,000,000     17,000,000    17,000,000
                                ============== ============== ============== ============== =============



                           Nova Star Innovations, Inc.
           (formerly Hystar Aerospace Marketing Corporation of Maine)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                          From
                                                                                          Inception on
                                                               For the six months ended   April 25, 1986
                                                                        June 30,          Through
                                                                    2002       2001       June 30, 2002
                                                             ------------- -------------- ---------------
Cash Flows from Operating Activities

  Net Loss                                                   $          -  $           -  $      (17,000)
  Less  Non-cash Items:
  Depreciation & Amortization                                           -              -          17,000
                                                             ------------- -------------- ---------------

  Net Cash Provided (Used) by Operating Activities                      -              -               -
                                                             ------------- -------------- ---------------

Cash Flows from Investing Activities                                    -              -               -
                                                             ------------- -------------- ---------------

  Net Cash Provided (Used) by Investing Activities                      -              -               -
                                                             ------------- -------------- ---------------

Cash Flows from Financing Activities                                    -              -               -
                                                             ------------- -------------- ---------------

  Net Cash Provided (Used) by Financing Activities                      -              -               -
                                                             ------------- -------------- ---------------

Increase (Decrease) in Cash                                             -              -               -
                                                             ------------- -------------- ---------------

Cash and Cash Equivalents at Beginning of Period                        -              -               -
                                                             ------------- -------------- ---------------

Cash and Cash Equivalents at End of Period                   $          -  $           -  $            -
                                                             ============= ============== ===============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                          $          -  $           -  $       17,000
  Cash Paid For:
    Interest                                                 $          -  $           -  $            -
    Income Taxes                                             $          -  $           -  $            -


                    Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                   (A Development Stage Company)
                 Notes to the Financial Statements
                           June 30, 2002


GENERAL

Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine), (the Company) (a development stage company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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

     In this report references to "Nova Star," "we," "us," and "our" refer to Nova Star Innovations, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nova Star's control. These factors include but are not limited to economic conditions generally and in the industries which Nova Star may participate; competition within Nova Star's chosen market and failure by Nova Star to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the six month period ended June 30, 2002, we had no cash on hand and no current liabilities.

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

      08/08/02
Date _________________________  Nova Star Innovations, Inc.



                                    /s/ Mark S. Clayton
                                By: __________________________________
                                    Mark S. Clayton
                                    President, Principal Financial and
                                    Accounting Officer, and Director