Form 10KSB
period 2002-12-31
NOVA STAR INNOVATIONS INC
filed 2003-03-28
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 Commission file number 000-33399


                   NOVA STAR INNOVATIONS, INC.
          (Name of small business issuer in its charter)

          Nevada                                      01-0437914
(State of incorporation)                 (I.R.S.  Employer Identification No.)

#440, 476 East South Temple, Salt Lake City, Utah           84111
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

A market value of the voting stock held by non-affiliates can not be determined because the registrant does not have an active trading market.

As of March 4, 2003, the registrant had 17,000,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]_ No [X]

                              PART I

Item 1.  Description of business.............................................3
Item 2.  Description of property.............................................7
Item 3.  Legal proceedings...................................................7
Item 4.  Submission of matters to a vote of security holders.................7

                             PART II

Item 5.  Market for common equity and related stockholder matters............7
Item 6.  Plan of operation...................................................7
Item 7.  Financial statements................................................8
Item 8.  Changes in and disagreements with accountants .....................19

                             PART III

Item 9.   Directors and executive officers; Compliance with Section 16(a)...19
Item 10.  Executive compensation............................................19
Item 11.  Security ownership of certain beneficial owners and management....20
Item 12.  Certain relationships and related transactions....................20
Item 13.  Exhibits and reports on Form 8-K..................................20
Item 14.  Controls and procedures...........................................21
Signatures and certifications...............................................21





      In this registration statement references to "Nova Star," "we," "us," and "our" refer to Nova Star Innovations, Inc.

                    FORWARD LOOKING STATEMENTS

      This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nova Star's control. These factors include but are not limited to economic conditions generally and in the industries in which Nova Star may participate, competition within Nova Star's chosen industry, and failure by Nova Star to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

      Nova Star Innovations, Inc. was incorporated in the state of Nevada on November 6, 2000. On April 11, 2001, Hystar Aerospace Marketing Corporation of Maine ("Hystar Maine") completed a change of domicile merger with Nova Star for the sole purpose of changing Hystar Maine's domicile to the state of Nevada. Hystar Maine had been incorporated in the state of Maine on April 25, 1986, as the wholly owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation. Hystar Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device. However, the venture was found to be cost prohibitive and Hystar Maine ceased such activities in 1986. Hystar Maine did not engage in any further commercial operations.

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

      In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

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

      (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

      Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers; . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

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

Form of Acquisition

      We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon management's review and our relative negotiating strength. These methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may agree to merge, consolidate or reorganize with other corporations or forms of business organizations.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

      Our common stock is not listed on an established trading market. As of March 4, 2003, we had approximately 84 shareholders of record holding 17,000,000 common shares. We have not granted any options or warrants. Nor have we paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Securities Under Equity Compensation Plans

      We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

      We have not sold securities without registration within the past three years.


                    ITEM 6:  PLAN OF OPERATION

      We have no assets and have experienced losses from inception. For the year ended December 31, 2002, we had no cash on hand with no current assets and $5,000 in liabilities. The current liabilities reflect expenses related to our reporting obligations under the Exchange Act. We have incurred expenses of $5,000 during the year ended December 31, 2002, related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we may be required to provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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


                   ITEM 7: FINANCIAL STATEMENTS

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (a Development State Company)
                       Financial Statements
                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations....................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine)

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 25, 1986 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception April 25, 1986 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS


                                                          December 31
                                                       2002         2001
                                                    ------------ ------------
CURRENT ASSETS

Cash                                                $         -  $         -
                                                    ------------ ------------

  TOTAL ASSETS                                      $         -  $         -
                                                    ============ ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                          5,000            -
                                                    ------------ ------------
  Total Liabilities                                       5,000            -
                                                    ------------ ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,000,000 shares
  issued and outstanding                                 17,000       17,000

Deficit Accumulated during the development stage        (22,000)     (17,000)
                                                    ------------ ------------

  Total Stockholders' Equity                             (5,000)           -
                                                    ------------ ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $         -  $         -
                                                    ============ ============





The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development  Stage Company)
                     Statement of Operations


                                                                From
                                       For the Years Ended      Inception on
                                           December 31          April 25,
                                    --------------------------- 1986 to
                                         2002        2001       Dec. 31, 2002
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -
                                    ------------- ------------- -------------
EXPENSES
  General & Administrative                 5,000             -        22,000
                                    ------------- ------------- -------------

    TOTAL EXPENSES                         5,000             -        22,000
                                    ------------- ------------- -------------

NET INCOME (LOSS)                   $     (5,000) $          -  $    (22,000)
                                    ============= ============= =============

NET LOSS PER SHARE                  $          -  $          -  $          -
                                    ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING   17,000,000    17,000,000    17,000,000
                                    ============= ============= =============












The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 25, 1986 through December 31, 2002


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common  Stock        Paid in     Development
                             Shares        Amount    Capital     Stage
                         ------------- ------------- ----------- ------------
Issuance of shares for
 marketing rights at
 inception                  17,000,000 $     17,000  $        -  $          -

Net (loss) for the year
 ended December 31, 1986            -             -           -      (17,000)
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 1986          17,000,000       17,000           -      (17,000)

Net income (loss) for
 the years ended
 December 31, 1987 thru
 December 31, 2000                   -            -           -            -
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 2000          17,000,000       17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 2001             -            -           -            -
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 2001          17,000,000       17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 2002            -             -           -       (5,000)
                         ------------- ------------- ----------- ------------
Balance -
 December 31, 2002          17,000,000 $     17,000  $        -  $   (22,000)
                         ============= ============= =========== ============







The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statement of Cash Flows



                                                                From
                                       For the Years Ended      Inception on
                                           December 31          April 25,
                                    --------------------------- 1986 through
                                         2002        2001       Dec. 31, 2002
                                    ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                          $     (5,000)            -       (22,000)
  Less  Non-cash Items:
  Increase in Accounts Payable             5,000             -         5,000
  Depreciation & Amortization                  -             -        17,000
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
    Operating Activities                       -             -             -
                                    ------------- ------------- -------------

Cash Flows from Investing Activities           -             -             -
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                        -             -             -
                                    ------------- ------------- -------------

Cash Flows from Financing Activities           -             -             -
                                    ------------- ------------- -------------

  Net Cash Provided (Used) by
   Financing Activities                        -             -             -
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                    -             -             -

Cash and Cash Equivalents at
  Beginning of Period                          -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                     $          -  $          -  $          -
                                    ============= ============= =============

Supplemental Non-Cash Flow Information:

  Stock issued for marketing rights $          -  $          -  $     17,000

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -











The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

                                       Income (loss) Shares        Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------ ------------
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders $    (5,000)   17,000,000  $    (0.00)
                                       ============ ============= ===========

For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders $         -    17,000,000  $        -
                                       ============ ============= ===========

From inception on April 25,1986 to
December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders $   (22,000)   17,000,000  $    (0.00)
                                       ============ ============= ===========

                   Nova Star Innovations, Inc..
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $22,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows as December 31, 2002 and 2001:

                                                        December 31,
                                                      2002        2001
                                                 ------------- -------------
   Deferred tax asset:
        NOL carryforward                         $      1,700  $      5,100

        Valuation allowance                            (1,700)       (5,100)
                                                 ------------- -------------

                                                 $          -  $          -
                                                 ============= =============
     f.  Use of estimates

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

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


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


NOTE 5 - Related Party Transactions

         During the year ended December 31, 2002, the Company incurred $5,000 of professional fees payable to professionals affiliated with First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.

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

Name                Age     Position Held                  Director Since
-----              -----    -----------------------        ---------------
Mark S. Clayton      44     President, Director            July 5, 2000
Donald R. Mayer      63     Secretary/Treasurer, Director  October 20, 2000


      Mark S. Clayton   Mr. Clayton is the owner and President of Fitness
Equipment Source which wholesales exercise equipment. He has operated that business for the past eleven years. He graduated from the University of Utah in 1980 with a bachelor's degree in business management.

      Donald R. Mayer   Mr. Mayer has been the President and a director of
Universal Business Insurance, an insurance company that he founded and has operated for the past thirteen years. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada, and Globalwise Investments, Inc., which are blank check reporting companies. He graduated from the University of Utah in 1971 with a bachelor's degree in accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us and representations from known reporting persons whether Forms 5 were required, we believe no reports were required.


                 ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights, in excess of $100,000, from us during the past three fiscal years. Mr. Clayton, our President, who acts in the capacity of chief executive officer, did not receive compensation during fiscal year 2002. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

      We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of March 4, 2003.

                    CERTAIN BENEFICIAL OWNERS

                                 Common Stock Beneficially Owned
                                 -------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock         Percentage of Class
-----------------                -----------------    -------------------
VIP Worldnet, Inc.               15,010,450*                  88.3%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

      * VIP Worldnet, Inc. holds 15,000,000 shares and one of its directors and officers, Joanne Clinger, beneficially owns 10,450 shares of our common stock.

                            MANAGEMENT

                                  Common Stock Beneficially Owned
                                  -------------------------------
Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock           Percentage of Class
------------------                -------------          -------------------
Donald R. Mayer                        234,200                  1.4%
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


            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
3.1          Articles of Incorporation
            (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed
             December 10, 2001)
3.3          Bylaws
            (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed
             December 10, 2001)
99.1         Section 1350 certification

Reports on Form 8-K

      None

                 ITEM 14: CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 24, 2003, our principal executive and financial officer, Mark S. Clayton, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      Also, Mr. Mayer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                              Nova Star Innovations, Inc.

                               /s/ Mark S. Clayton
Date: March 26, 2003       By: __________________________________
                               Mark S. Clayton
                               President and Director
                               Principal Executive and Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                               /s/ Donald R. Mayer
Date: March 26, 2003       By: _______________________________________
                               Donald R. Mayer
                               Secretary/Treasurer and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, Mark S. Clayton, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nova Star Innovations, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Mark S. Clayton
Date: March 26, 2003                _________________________________
                                    Mark S. Clayton
                                    Principal Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Mark S. Clayton, certify that:

1. I have reviewed this annual report on Form 10-KSB of Nova Star Innovations, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;
                                22

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ Mark S. Clayton
Date: March 26, 2003                ____________________________________
                                    Mark S. Clayton
                                    Principal Financial Officer