Form 10QSB
period 2003-06-30
NOVA STAR INNOVATIONS INC
filed 2003-08-06
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For quarterly period ended June 30, 2003

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

As of July 28, 2003 the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements....................................3

Item 2:  Plan of Operations......................................8

Item 3:  Controls and Procedures.................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K........................9

Signatures.......................................................9










                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent

                   Nova Star Innovations, Inc.

    (formerly Hystar Aerospace marketing Corporation of Maine)

                  (a Development State Company)

                       Financial Statements

                          June 30, 2003

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                    June 30     December 31
                                                      2003          2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                         5,000         5,000
                                                  ------------- -------------

  Total Liabilities                                      5,000         5,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,000,000 shares
  issued and outstanding                                17,000        17,000

Deficit Accumulated During the Development Stage       (22,000)      (22,000)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                  (5,000)       (5,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============




                          Nova Star Innovations, Inc.
           (formerly Hystar Aerospace Marketing Corporation of Maine)
                         (A Development  Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        April 25,
                             three months   three months   six months     six months     1986
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------

REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative               -              -              -              -         22,000
                             -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                       -              -              -              -         22,000
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $           -  $           -  $           -  $           -  $     (22,000)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $           -
                             ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                   17,000,000     17,000,000     17,000,000     17,000,000     17,000,000
                             ============== ============== ============== ============== ==============





                           Nova Star Innovations, Inc.
           (formerly Hystar Aerospace Marketing Corporation of Maine)
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                               From
                                                                               Inception on
                                                     For the six months ended  April 25, 1986
                                                              June 30,         Through
                                                        2003           2002    June 30, 2003
                                                   ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                         $          -  $          -  $    (22,000)
  Less  Non-cash Items:
  Increase in Accounts Payable                                -             -         5,000
  Depreciation & Amortization                                 -             -        17,000
                                                   ------------- ------------- -------------

  Net Cash Provided (Used) by Operating Activities            -             -             -
                                                   ------------- ------------- -------------

Cash Flows from Investing Activities                          -             -             -
                                                   ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities            -             -             -
                                                   ------------- ------------- -------------

Cash Flows from Financing Activities                          -             -             -
                                                   ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities            -             -             -
                                                   ------------- ------------- -------------

Increase (Decrease) in Cash                                   -             -             -

Cash and Cash Equivalents at Beginning of Period              -             -             -
                                                   ------------- ------------- -------------

Cash and Cash Equivalents at End of Period         $          -  $          -  $          -
                                                   ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                $          -  $          -  $     17,000
  Cash Paid For:
    Interest                                       $          -  $          -  $          -
    Income Taxes                                   $          -  $          -  $          -






                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
--------

Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine), (the Company) (a development stage company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

UNAUDITED INFORMATION
---------------------

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


ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations.
For the six month period ended June 30, 2003, we had no cash on hand and current liabilities of $5,000. The current liabilities are related to accrued expenses for professional services required to prepare and file our reports required under the Exchange Act. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which will disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity as principal executive officer and principal financial officer has designed and established disclosure controls and procedures to ensure that material information is made known to us in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3.3 Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)
31.1    Section 302 Principal Executive Officer Certification
31.2    Section 302 Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

        None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.


Date: July 31, 2003         NOVA STAR INNOVATIONS, INC.

                            /s/ Mark S. Clayton
                        By: __________________________________
                            Mark S. Clayton
                            President, Principal Executive and
                            Financial Officer, and Director