Form 10QSB
period 2003-09-30
NOVA STAR INNOVATIONS INC
filed 2003-11-10
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarterly period ended September 30, 2003

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

As of October 27, 2003 the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements ..............................................3

Item 2:  Plan of Operations.................................................8

Item 3:  Controls and Procedures ...........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures..................................................................9




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent

                   Nova Star Innovations, Inc.

    (formerly Hystar Aerospace Marketing Corporation of Maine)

                  (a Development State Company)

                       Financial Statements

                        September 30, 2003

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


                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   April 25,
                              months ended   months ended   months ended   months ended   1986 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------

REVENUES                      $           -  $           -  $           -  $           -  $            -
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -              -              -          22,000
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -              -              -          22,000
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $           -  $           -  $      (22,000)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $            -
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    17,000,000     17,000,000     17,000,000     17,000,000      17,000,000
                              ============== ============== ============== ============== ===============











                           Nova Star Innovations, Inc.
           (formerly Hystar Aerospace Marketing Corporation of Maine)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)




                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  April 25,
                                                                     Sept. 30,          1986 through
                                                            --------------------------- Sept 30,
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



















                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine), (the Company) (a development stage company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.

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

     In this report references to "Nova Star," "we," "us," and "our" refer to Nova Star Innovations, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Nova Star's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations.


ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations.
For the nine month period ended September 30, 2003, we had no cash on hand and current liabilities of $5,000. The current liabilities are related to accrued expenses for professional services required to prepare and file our reports required under the Exchange Act. In the event we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which will disclose the company to be acquired's business operations, management and financial condition.

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

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Nova Star. At the date of this filing, management has not made a formal study of the economic potential of any business nor identified any assets or business opportunities for acquisition.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about a business opportunity to be acquired. All risks inherent in new and inexperienced enterprises are inherent in our business. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there we no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3.3 Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, who is duly authorized.

Date: October 29, 2003            NOVA STAR INNOVATIONS, INC.


                                  /s/ Mark S. Clayton
                              By: __________________________________
                                  Mark S. Clayton
                                  President, Principal Executive and Financial
                                  Officer, and Director