Form 10KSB
period 2003-12-31
NOVA STAR INNOVATIONS INC
filed 2004-03-22
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

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

As of March 4, 2004 the registrant had 18,000,000 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities..................................6
Item 6.  Plan of Operations.................................................7
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................18
Item 8A. Controls and Procedures...........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................18
Item 10. Executive Compensation............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................19
Item 12. Certain Relationships and Related Transactions....................20
Item 13. Exhibits and Reports on Form 8-K..................................20
Item 14. Principal Accountant Fees and Services............................20
Signatures.................................................................21





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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors, Executive Officers, . . .") Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity. Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Messrs. Mark S. Clayton and Donald R. Mayer, our officers and directors, were involved with one prior acquisition of a business opportunity by another blank check reporting company for which they were directors and officers. The acquisition was structured as a stock-for-stock exchange and upon consummation of the acquisition both Messrs. Clayton and Mayer resigned as officers and directors of the merged company.

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


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market, Holders and Dividends

Our common stock is not listed on an established trading market. As of March 4, 2004 we had approximately 84 shareholders of record holding 18,000,000 common shares. We had not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities

On December 4, 2003, we issued 1,000,000 restricted common shares to First Equity Holdings Corp. in consideration for business management and administrative services valued at approximately $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.


                    ITEM 6:  PLAN OF OPERATION

We have no assets and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (a Development State Company)
                       Financial Statements
                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report.................................................3

Balance Sheets ..............................................................4

Statements of Operations ....................................................5

Statements of Stockholders' Equity...........................................6

Statements of Cash Flows ....................................................7

Notes to the Financial Statements ...........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Nova Star Innovations, Inc.
(formerly Hystar Aerospace Marketing Corporation of Maine)

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 25, 1986 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception April 25, 1986 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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





/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
January 13, 2004

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS




                                                        December 31
                                                      2003          2002
                                                -------------- --------------
CURRENT ASSETS

Cash                                            $           -  $           -
                                                -------------- --------------

  TOTAL ASSETS                                  $           -  $           -
                                                ============== ==============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                $       5,000  $       5,000
                                                -------------- --------------

  Total Liabilities                                     5,000          5,000
                                                -------------- --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 18,000,000 and
  17,000,000 shares issued and outstanding
  respectively                                         18,000         17,000

Additional Paid-in Capital                              9,000              -

Deficit Accumulated during the development stage      (32,000)       (22,000)
                                                -------------- --------------

  Total Stockholders' Equity                           (5,000)        (5,000)
                                                -------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $           -  $           -
                                                ============== ==============



The accompanying notes are an integral part of these financial statements

                    Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development  Stage Company)
                     Statement of Operations




                                                              From
                                   For the Years Ended        Inception on
                                       December 31            April 25, 1986
                                    2003            2002      to Dec. 31, 2003
                                 ------------- -------------- ----------------

REVENUES                         $          -  $           -  $           -
                                 ------------- -------------- --------------
EXPENSES

  General & Administrative             10,000          5,000         32,000
                                 ------------- -------------- --------------

    TOTAL EXPENSES                     10,000          5,000         32,000
                                 ------------- -------------- --------------

NET INCOME (LOSS)                $    (10,000) $      (5,000) $     (32,000)
                                 ============= ============== ==============

NET LOSS PER SHARE               $          -  $           -  $           -
                                 ============= ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,073,973     17,000,000     17,004,180
                                 ============= ============== ==============





The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 25, 1986 through December 31, 2003

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                   Common  Stock      Paid in     Development
                                Shares      Amount    Capital     Stage
                            ------------- ----------- ----------- ------------
Issuance of shares for
 marketing rights at
 inception                    17,000,000  $   17,000  $        -  $         -

Net (loss) for the year
 ended December 31, 1986               -           -           -      (17,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 1986   17,000,000      17,000           -      (17,000)

Net income (loss) for the
 years ended  December 31,
 1987 thru December 31, 2000           -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2000   17,000,000      17,000           -      (17,000)

Net (loss) for the year
  ended December 31, 2001              -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2001   17,000,000      17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 2002               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2002   17,000,000      17,000           -      (22,000)

Common stock issued for
 services at $.01 per share    1,000,000       1,000       9,000            -

Net (loss) for the year
 ended December 31, 2003               -           -           -      (10,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2003   18,000,000  $   18,000  $    9,000  $   (32,000)
                            ============= =========== =========== ============



The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statement of Cash Flows


                                                                From
                                                                Inception on
                                                                April 25, 1986
                                       For the Years Ended      Through
                                           December 31          December 31,
                                       2003            2002     2003
                                   ------------- -------------- --------------

Cash Flows from Operating Activities

  Net Loss                         $    (10,000) $      (5,000) $     (32,000)
  Less  Non-cash Items:
  Increase in Accounts Payable                -          5,000          5,000
  Shares issued for services             10,000              -         10,000
  Depreciation & Amortization                 -              -         17,000
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
    Operating Activities                      -              -              -
                                   ------------- -------------- --------------

Cash Flows from Investing Activities          -              -              -
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
   Investing Activities                       -              -              -
                                   ------------- -------------- --------------

Cash Flows from Financing Activities          -              -              -
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
   Financing Activities                       -              -              -
                                   ------------- -------------- --------------
Increase (Decrease) in Cash                   -              -              -

Cash and Cash Equivalents at
  Beginning of Period                         -              -              -
                                   ------------- -------------- --------------
Cash and Cash Equivalents at
  End of Period                    $          -  $           -  $           -
                                   ============= ============== ==============

Supplemental Non-Cash Flow Information:

 Stock issued for marketing rights $          -  $           -  $      17,000

 Cash Paid For:
   Interest                        $          -  $           -  $           -
   Income Taxes                    $          -  $           -  $           -



The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

                                        Income (loss)    Shares     Per Share
                                        (Numerator)   (Denominator)   Amount
                                        ------------- ------------- ----------
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (10,000)   17,073,973  $    (.00)
                                        ============= ============= ==========
For the year ended December 31, 2002:

 Basic EPS
  Income (loss) to common stockholders  $    ( 5,000)   17,000,000  $    (.00)
                                        ============= ============= ==========
From inception on April 25,1986 to
December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $    (32,000)   17,004,180  $    (.00)
                                        ============= ============= ==========

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002


NOTE 1 - Summary of Significant Accounting Policies (continued)

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $32,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2002. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2 2003 and 2002:
                                               December 31,
                                           2003           2002
                                        ------------- -------------
     Deferred tax asset:
        NOL carryforward                $      5,100  $      1,700

        Valuation allowance                    5,100        (1,700)
                                        ------------- -------------

                                        $          -  $          -
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

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002


NOTE 3 - Stockholders' Equity

     In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

     During 2003, the Company issued 1,000,000 shares of common stock for services rendered valued at $10,000 (or $.01 per share).


NOTE 4 - Development Stage Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity as principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors, their respective ages and biographical information are presented below. Our bylaws require two directors who serve until our next annual meeting or until each is succeeded by a qualified director. Our executive officers are appointed by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                Age     Position Held                  Director Since
-----              -----    -----------------------        ---------------
Mark S. Clayton      46     President, Director            July 5, 2000
Donald R. Mayer      64     Secretary/Treasurer, Director  October 20, 2000

Mark S. Clayton - Mr. Clayton is the owner and President of Fitness Equipment Source which wholesales exercise equipment. He has operated that business for over 10 years. He graduated from the University of Utah in 1980 with a bachelor's degree in business management.

Donald R. Mayer - Mr. Mayer is the President and a director of Universal Business Insurance, an insurance company that he founded. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada and Globalwise Investments, Inc., blank check reporting companies. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelors degree in accounting.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Therefore, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us and representations from known reporting persons whether Forms 5 were required, we believe no reports were required to be filed.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights, in excess of $100,000, from us during the past three fiscal years. Mr. Clayton, our President, who acts in the capacity of chief executive officer, did not receive compensation during fiscal year 2003. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 4, 2004.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of              Number of Shares of
Beneficial Owners                Common Stock         Percentage of Class
-----------------                -----------------    -------------------

VIP Worldnet, Inc.                   15,010,450*             83.4%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

First Equity Holdings Corp.           1,000,000               5.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

    * VIP Worldnet, Inc. holds 15,000,000 shares and one of its directors and officers, Joanne Clinger, beneficially owns 10,450 shares of our common stock.

                            MANAGEMENT

Name and Address of              Number of Shares of
Beneficial Owners                Common Stock         Percentage of Class
-----------------                -----------------    -------------------

Donald R. Mayer                         234,200               1.3%
655 East 4500 South,
Suite 170
Salt Lake City, Utah 84107


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

Our parent company, VIP Worldnet, Inc., beneficially owns 15,010,450 shares of our common stock which represents 83.4% of our issued and outstanding shares.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)

3.3 Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)

31.1     Principal Executive Officer Certification

31.2     Principal Financial Officer Certification

32.1     Section 1350 Certification

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,120 for the year ended December 31, 2002 and $1,276 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                  NOVA STAR INNOVATIONS, INC.



Date: March 12, 2004               /s/ Mark S. Clayton
                              By: _________________________________________
                                  Mark S. Clayton
                                  President and Director
                                  Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                  /s/ Donald R. Mayer
Date: March 12, 2004          By: _______________________________________
                                  Donald R. Mayer
                                  Secretary/Treasurer and Director