Form 10QSB
period 2004-09-30
NOVA STAR INNOVATIONS INC
filed 2004-11-12
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For quarterly period ended September 30, 2004

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

As of October 20, 2004 Nova Star Innovations, Inc. had a total of 18,000,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes  [ ]   No   [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Plan of Operation ................................................8

Item 3.  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits .........................................................9

Signatures.................................................................9





                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent

                   Nova Star Innovations, Inc.

    (formerly Hystar Aerospace Marketing Corporation of Maine)

                  (a Development Stage Company)

                       Financial Statements

                        September 30, 2004

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                  September 30   December 31
                                                      2004          2003
                                                 ------------- --------------
                                                  (Unaudited)

CURRENT ASSETS                                   $          -  $           -
                                                 ------------- --------------

  TOTAL ASSETS                                   $          -  $           -
                                                 ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related party                 $      5,000  $       5,000
                                                 ------------- --------------

  Total Liabilities                                     5,000          5,000
                                                 ------------- --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  20,000,000 shares authorized;
  18,000,000 shares issued and outstanding             18,000         18,000

Additional paid-in Capital                              9,000          9,000

Deficit Accumulated During the Development Stage      (32,000)       (32,000)
                                                 ------------- --------------

  Total Stockholders' Equity (deficit)                 (5,000)        (5,000)
                                                 ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $           -
                                                 ============= ==============


                           Nova Star Innovations, Inc.
            (formerly Hystar Aerospace Marketing Corporation of Maine)
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   April 25,
                               ended         ended         ended         ended         1986
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------
REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative                -             -             -             -        32,000
                               ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                        -             -             -             -        32,000
                               ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $          -  $          -  $          -  $          -  $    (32,000)
                               ============= ============= ============= ============= =============

NET LOSS PER SHARE             $          -  $          -  $          -  $          -  $          -
                               ============= ============= ============= ============= =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    18,000,000    17,000,000    18,000,000    17,000,000    17,044,705
                               ============= ============= ============= ============= =============







                           Nova Star Innovations, Inc.
            (formerly Hystar Aerospace Marketing Corporation of Maine)
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                               From
                                                                               Inception on
                                                    For the nine months ended  April 25, 1986
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------

Cash Flows from Operating Activities

  Net Loss                                         $          -  $          -  $     (32,000)
  Less  Non-cash Items:
  Shares issued for services                                  -             -         10,000
  Increase in Accounts Payable                                -             -          5,000
  Depreciation & Amortization                                 -             -         17,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Investing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -              -
                                                   ------------- ------------- --------------

Cash Flows from Financing Activities                          -             -              -
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities            -             -              -
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                                   -             -              -


Cash and Cash Equivalents at Beginning of Period              -             -              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $          -  $          -  $           -
                                                   ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights                $          -  $          -  $      17,000
  Shares issued for services                       $          -  $          -  $      10,000

  Cash Paid For:
    Interest                                       $          -  $          -  $           -
    Income Taxes                                   $          -  $          -  $           -





                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
-------

Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine), (the Company) (a development stage company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.

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

As of September 30, 2004 we had no cash on hand and total current liabilities of $5,000. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


Date: November 10, 2004        NOVA STAR INNOVATIONS, INC.

                               /s/ Mark S. Clayton
                           By: __________________________________
                               Mark S. Clayton
                               President, Principal Executive Officer,
                               Principal Financial Officer, and Director