Form 10KSB
period 2004-12-31
NOVA STAR INNOVATIONS INC
filed 2005-03-30
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-33399

                   NOVA STAR INNOVATIONS, INC.
          ---------------------------------------------
          (Name of small business issuer in its charter)

            Nevada                                  01-0437914
    ------------------------          ------------------------------------
    (State of incorporation)          (I.R.S. Employer Identification No.)

#440, 476 East South Temple, Salt Lake City, Utah            84111
-------------------------------------------------          ----------
(Address of principal executive offices)                   (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_]

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

As of March 3, 2005 the registrant had 18,000,000 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................17
Item 8A. Controls and Procedures...........................................17
Item 8B. Other Information.................................................17

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................17
Item 10. Executive Compensation............................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................18
Item 12. Certain Relationships and Related Transactions....................19
Item 13. Exhibits..........................................................19
Item 14. Principal Accountant Fees and Services............................19
Signatures.................................................................20



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

                              PART I
                             -------

ITEM 1. DESCRIPTION OF BUSINESS

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

Our Plan

We are a development stage company and have had no activity for the past two fiscal years. Our independent auditors have expressed an opinion that we are dependent on financing to continue operations. Our management intends to merge with or acquire an operating business to create operating revenue.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between Nova Star and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..      the quality of the business opportunity's management and personnel,
..      the anticipated acceptability of its new products or marketing concept,
..      the merit of its technological changes,
..      the perceived benefit that it will derive from becoming a publicly held entity, and
..      numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

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

Competition

We expect to encounter competition in our effort to locate attractive opportunities from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these persons or entities have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for the investigation and selection of a business opportunity.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.


                             PART II
                             -------

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market, Holders and Dividends

Our common stock is not listed on an established trading market. As of March 3, 2005 we had 85 shareholders of record holding 18,000,000 common shares. We had not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  PLAN OF OPERATION

At December 31, 2004 we had no assets and total liabilities of $10,000 and we have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

ITEM 7. FINANCIAL STATEMENTS



                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (a Development State Company)

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report .............................................F-3

Balance Sheets ...........................................................F-4

Statements of Operations .................................................F-5

Statements of Stockholders' Equity .......................................F-6

Statements of Cash Flows .................................................F-7

Notes to the Financial Statements ........................................F-8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine)

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 25, 1986 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception April 25, 1986 through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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




/s/ Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 4, 2005

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                           December 31
                                                  ----------------------------
                                                       2004          2003
                                                  ------------- --------------
CURRENT ASSETS

  Cash                                            $          -  $           -
                                                  ------------- --------------

    TOTAL ASSETS                                  $          -  $           -
                                                  ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                $     10,000  $       5,000
                                                  ------------- --------------

    Total Liabilities                                   10,000          5,000
                                                  ------------- --------------
STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 20,000,000
    shares authorized; 18,000,000 shares
    issued and outstanding                              18,000         18,000

  Additional Paid-in Capital                             9,000          9,000

  Deficit Accumulated during the development stage     (37,000)       (32,000)
                                                  ------------- --------------

    Total Stockholders' Equity                         (10,000)        (5,000)
                                                  ------------- --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $          -  $           -
                                                  ============= ==============









The accompanying notes are an integral part of these financial statements.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statements of Operations




                                                              From
                                     For the Years Ended      Inception on
                                         December 31          April 25, 1986
                                      2004         2003       to Dec. 31, 2004
                                 ------------- -------------- ----------------

REVENUES                         $          -  $           -  $             -
                                 ------------- -------------- ----------------
EXPENSES
  General & Administrative              5,000         10,000           37,000
                                 ------------- -------------- ----------------

    TOTAL EXPENSES                      5,000         10,000           37,000
                                 ------------- -------------- ----------------

NET INCOME (LOSS)                $     (5,000) $     (10,000) $       (37,000)
                                 ============= ============== ================

NET LOSS PER SHARE               $          -  $           -  $             -
                                 ============= ============== ================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      18,000,000     17,093,973       17,057,582
                                 ============= ============== ================





















The accompanying notes are an integral part of these financial statements.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 25, 1986 through December 31, 2004

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                   Common  Stock      Paid in     Development
                                Shares      Amount    Capital     Stage
                            ------------- ----------- ----------- ------------
Issuance of shares for
 marketing rights at
 inception                    17,000,000  $   17,000  $        -  $         -

Net (loss) for the year
 ended December 31, 1986               -           -           -      (17,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 1986   17,000,000      17,000           -      (17,000)

Net income (loss) for the
 years ended  December 31,
 1987 thru December 31, 2000           -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2000   17,000,000      17,000           -      (17,000)

Net (loss) for the year
  ended December 31, 2001              -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2001   17,000,000      17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 2002               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2002   17,000,000      17,000           -      (22,000)

Common stock issued for
 services at $.01 per share    1,000,000       1,000       9,000            -

Net (loss) for the year
 ended December 31, 2003               -           -           -      (10,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2003   18,000,000      18,000       9,000      (32,000)

Net (loss) for the year
 ended December 31, 2004               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2004   18,000,000  $   18,000  $    9,000  $   (37,000)
                            ============= =========== =========== ============

The accompanying notes are an integral part of these financial statements.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                From
                                                                Inception on
                                                                April 25, 1986
                                       For the Years Ended      Through
                                           December 31          December 31,
                                       2004            2003     2004
                                   ------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                         $     (5,000) $     (10,000) $     (37,000)
  Less  Non-cash Items:
  Increase in Accounts Payable            5,000              -         10,000
  Shares issued for services                  -         10,000         10,000
  Depreciation & Amortization                 -              -         17,000
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                        -              -              -
                                   ------------- -------------- --------------

Cash Flows from Investing Activities          -              -              -
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                        -              -              -
                                   ------------- -------------- --------------

Cash Flows from Financing Activities          -              -              -
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                        -              -              -
                                   ------------- -------------- --------------

Increase (Decrease) in Cash                   -              -              -

Cash and Cash Equivalents at
  Beginning of Period                         -              -              -
                                   ------------- -------------- --------------
Cash and Cash Equivalents at
  End of Period                    $          -  $           -  $           -
                                   ============= ============== ==============

Supplemental Non-Cash Flow Information:

Stock issued for marketing rights  $          -  $           -  $      17,000

Cash Paid For:
  Interest                         $          -  $           -  $           -
  Income Taxes                     $          -  $           -  $           -



The accompanying notes are an integral part of these financial statements.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

                                         Income (loss)    Shares     Per Share
                                          (Numerator)  (Denominator)   Amount
                                         ------------- ------------- ---------
For the year ended December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders  $     (5,000)   18,000,000  $   (.00)
                                         ============= ============= =========
For the year ended December 31, 2003:

  Basic EPS
   Income (loss) to common stockholders  $    (10,000)   17,073,973  $   (.00)
                                         ============= ============= =========
From inception on April 25,1986 to
 December 31, 2004:

  Basic EPS
   Income (loss) to common stockholders  $    (37,000)   17,057,582  $   (.00)
                                         ============= ============= =========

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003


NOTE 1 - Summary of Significant Accounting Policies (continued)

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $37,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2003. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2004 and 2003:

                                                      December 31,
                                                  2004           2003
                                              -------------- -------------
Deferred tax asset:
     NOL carryforward                         $      12,580  $     10,880

     Valuation allowance                           ( 12,580)    (  10,880)
                                              -------------- -------------
                                              $           -  $          -
                                              ============== =============

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

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003


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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

                             PART III
                             --------

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

Name               Age      Position Held                    Director Since
-----             -----     ------------------------------   --------------
Mark S. Clayton    47       President, Director              July 5, 2000
Donald R. Mayer    65       Secretary/Treasurer, Director    October 20, 2000

Mark S. Clayton - Mr. Clayton is the owner and President of Fitness Equipment Source which wholesales exercise equipment. He has operated that business for over 10 years. He graduated from the University of Utah in 1980 with a bachelor's degree in business management.

Donald R. Mayer - Mr. Mayer is the President and a director of Universal Business Insurance, an insurance company that he founded. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada and Globalwise Investments, Inc., development stage reporting companies. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelors degree in accounting.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Therefore, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. We believe no reports were required to be filed during the past fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights, in excess of $100,000, from us during the past three fiscal years. Mr. Clayton, our President, who acts in the capacity of chief executive officer, did not receive compensation during fiscal year 2004. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director; including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 3, 2005.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of             Number of Shares of
Beneficial Owners               Common Stock           Percentage of Class
------------------------------- ---------------------- --------------------

VIP Worldnet, Inc.              15,010,450*                83.4%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

First Equity Holdings Corp.      1,000,000                  5.6%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

* VIP Worldnet, Inc. holds 15,000,000 shares and one of its directors and officers, Joanne Clinger, beneficially owns 10,450 shares of our common stock.

                            MANAGEMENT

Name and Address of             Number of Shares of
Beneficial Owners               Common Stock           Percentage of Class
------------------------------- ---------------------- ---------------------
Donald R. Mayer                   234,200                   1.3%
655 East 4500 South, Suite 170
Salt Lake City, Utah 84107


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

Our parent company, VIP Worldnet, Inc., beneficially owns 15,010,450 shares of our common stock which represents 83.4% of our issued and outstanding shares.

ITEM 13. EXHIBITS


No.   Description
----  ------------

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3.3 Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed\ December 10, 2001)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,276 for fiscal year ended 2003 and $1,389 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.


                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                    NOVA STAR INNOVATIONS, INC.

                                    /s/ Mark S. Clayton
Date: March 25, 2005            By: __________________________________
                                    Mark S. Clayton
                                    President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Mark S. Clayton
Date: March 25, 2005            By: __________________________________
                                    Mark S. Clayton
                                    Principal Executive Officer
                                    Principal Financial and Accounting
                                    Officer


                                    /s/ Donald R. Mayer
Date: March 25, 2005            By: ___________________________________
                                    Donald R. Mayer
                                    Secretary/Treasurer and Director