Form 10KSB
period 2005-12-31
NOVA STAR INNOVATIONS INC
filed 2006-03-29
CIK 1160945

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number 000-33399


                   NOVA STAR INNOVATIONS, INC.
          ----------------------------------------------
          (Name of small business issuer in its charter)

              Nevada                             01-0437914
      -----------------------        ------------------------------------
     (State of incorporation)        (I.R.S. Employer Identification No.)


#440, 476 East South Temple, Salt Lake City, Utah             84111
--------------------------------------------------          ----------
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of February 23, 2006 the registrant had 18,000,000 shares of common stock outstanding.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................5
Item 3.  Legal Proceedings.................................................5
Item 4.  Submission of Matters to a Vote of Security Holders...............5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........5
Item 6.  Management's Discussion and Analysis or Plan of Operation.........6
Item 7.  Financial Statements..............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................16
Item 8A. Controls and Procedures..........................................16
Item 8B. Other Information................................................16

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................16
Item 10. Executive Compensation...........................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................17
Item 12. Certain Relationships and Related Transactions...................18
Item 13. Exhibits.........................................................18
Item 14. Principal Accountant Fees and Services...........................18
Signatures................................................................19



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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Nova Star.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 9, below.) Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity. Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.

Certain conflicts of interest exist or may develop between Nova Star and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment, and Donald R. Mayer is management of other development stage reporting companies seeking merger candidates. Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market, Holders and Dividends

Our common stock is not listed on an established trading market. As of February 23, 2006 we had 85 shareholders of record holding 18,000,000 common shares. We had not paid cash or stock dividends on our common stock. We have no present plan to pay any dividends, but intend to reinvest our earnings, if any.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses since our inception. At December 31, 2005, we had no cash and total liabilities of $15,050. We cannot satisfy our cash requirements for our operations, which are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue providing advances during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

ITEM 7. FINANCIAL STATEMENTS






                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (a Development State Company)
                       Financial Statements
                    December 31, 2005 and 2004

                             CONTENTS


Independent Auditor's Report ..........................................8

Balance Sheets ........................................................9

Statements of Operations..............................................10

Statements of Stockholders' Equity....................................11

Statements of Cash Flows..............................................12

Notes to the Financial Statements...................................13-15

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



     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine)

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 25, 1986 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes assessing
the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (formerly Hystar Aerospace Marketing Corporation of Maine) (a development stage company) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and from inception April 25, 1986 through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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


/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
March 2, 2006

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                         December 31
                                                 ----------------------------
                                                      2005          2004
                                                 ------------- --------------

CURRENT ASSETS

Cash                                             $          -  $           -
                                                 ------------- --------------

  TOTAL ASSETS                                   $          -  $           -
                                                 ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                 $     15,050  $      10,000
                                                 ------------- --------------

  Total Liabilities                                    15,050         10,000
                                                 ------------- --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 18,000,000 shares
  issued and outstanding                               18,000         18,000

Additional Paid-in Capital                              9,000          9,000

Deficit Accumulated during the development stage      (42,050)       (37,000)
                                                 ------------- --------------

  Total Stockholders' Equity                          (15,050)       (10,000)
                                                 ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $          -  $           -
                                                 ============= ==============



The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statements of Operations


                                                              From
                                     For the Years Ended      Inception on
                                         December 31          April 25, 1986
                                      2005         2004       to Dec. 31, 2005
                                 ------------- -------------- ----------------

REVENUES                         $          -  $           -  $             -
                                 ------------- -------------- ----------------
EXPENSES

  General & Administrative              5,050          5,000           42,050
                                 ------------- -------------- ----------------

    TOTAL EXPENSES                      5,050          5,000           42,050
                                 ------------- -------------- ----------------

NET INCOME (LOSS)                $     (5,050) $      (5,000) $       (42,050)
                                 ============= ============== ================

NET LOSS PER SHARE               $          -  $           -  $         (0.00)
                                 ============= ============== ================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      18,000,000     18,000,000       17,105,299
                                 ============= ============== ================



The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Statements of Stockholders' Equity
    From Inception on April 25, 1986 through December 31, 2005

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                   Common  Stock      Paid in     Development
                                Shares      Amount    Capital     Stage
                            ------------- ----------- ----------- ------------
Issuance of shares for
 marketing rights at
 inception                    17,000,000  $   17,000  $        -  $         -

Net (loss) for the year
 ended December 31, 1986               -           -           -      (17,000)
                            ------------- ----------- ----------- ------------
Balance - December 31, 1986   17,000,000      17,000           -      (17,000)

Net income (loss) for the
 years ended  December 31,
 1987 thru December 31, 2000           -           -           -            -
                            ------------- ----------- ----------- ------------
Balance - December 31, 2000   17,000,000      17,000           -      (17,000)

Net (loss) for the year
  ended December 31, 2001              -           -           -            -
                            ------------- ----------- ----------- ------------
Balance - December 31, 2001   17,000,000      17,000           -      (17,000)

Net (loss) for the year
 ended December 31, 2002               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------
Balance - December 31, 2002   17,000,000      17,000           -      (22,000)

Common stock issued for
 services at $.01 per share    1,000,000       1,000       9,000            -

Net (loss) for the year
 ended December 31, 2003               -           -           -      (10,000)
                            ------------- ----------- ----------- ------------
Balance - December 31, 2003   18,000,000      18,000       9,000      (32,000)

Net (loss) for the year
 ended December 31, 2004               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------
Balance - December 31, 2004   18,000,000      18,000       9,000      (37,000)

Net (loss) for the year
 ended December 31, 2005               -           -           -       (5,050)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2005   18,000,000  $   18,000  $    9,000  $   (42,050)
                            ============= =========== =========== ============



The accompanying notes are an integral part of these financial statements

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                     Statements of Cash Flows


                                                                From
                                                                Inception on
                                                                April 25, 1986
                                       For the Years Ended      Through
                                           December 31          December 31,
                                       2005            2004     2005
                                   ------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                         $     (5,050) $      (5,000) $     (42,050)
  Less  Non-cash Items:
  Increase in Accounts Payable            5,050              -         15,050
  Shares issued for services                  -          5,000         10,000
  Depreciation & Amortization                 -              -         17,000
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
    Operating Activities                      -              -              -
                                   ------------- -------------- --------------

Cash Flows from Investing Activities          -              -              -
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
    Investing Activities                      -              -              -
                                   ------------- -------------- --------------

Cash Flows from Financing Activities          -              -              -
                                   ------------- -------------- --------------
  Net Cash Provided (Used) by
    Financing Activities                      -              -              -
                                   ------------- -------------- --------------

Increase (Decrease) in Cash                   -              -              -

Cash and Cash Equivalents at
  Beginning of Period                         -              -              -
                                   ------------- -------------- --------------
Cash and Cash Equivalents at
  End of Period                    $          -  $           -  $           -
                                   ============= ============== ==============

Supplemental Non-Cash Flow Information:

Stock issued for marketing rights  $          -  $           -  $      17,000

Cash Paid For:
  Interest                         $          -  $           -  $           -
  Income Taxes                     $          -  $           -  $           -



The accompanying notes are an integral part of these financial statements.

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004


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

     b.   Accounting Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.   Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.
                                        Income (loss)    Shares      Per Share
                                         (Numerator)  (Denominator)   Amount
                                        ------------- ------------- ----------
For the year ended December 31, 2005:
  Basic EPS
  Income (loss) to common stockholders  $     (5,050)   18,000,000  $   (.00)
                                        ============= ============= ==========
For the year ended December 31, 2004:
  Basic EPS
  Income (loss) to common stockholders  $     (5,000)   18,000,000  $   (.00)
                                        ============= ============= ==========
From inception on April 25,1986 to
December 31, 2005:
  Basic EPS
  Income (loss) to common stockholders  $   (42,050)   17,105,299   $   (.00)
                                        ============= ============= ==========

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004


NOTE 1 - Summary of Significant Accounting Policies (continued)

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling $42,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2003. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows as December 31, 2005 and 2004:
                                                         December 31,
                                                      2005          2004
                                                 -------------- -------------
     Deferred tax asset:
          NOL carryforward                       $       8,517  $      6,800
          Valuation allowance                           (8,517)       (6,800)
                                                 -------------- -------------
                                                 $           -  $          -
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

                   Nova Star Innovations, Inc.
    (formerly Hystar Aerospace Marketing Corporation of Maine)
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004


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

ITEM 8A.  CONTROLS AND PROCEDURES

Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name                 Age     Position Held                  Director Since
--------            -----    ----------------               --------------
Mark S. Clayton      48      President, Director            July 5, 2000
Donald R. Mayer      66      Secretary/Treasurer, Director  October 20, 2000


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

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights, in excess of $100,000, from us during the past three fiscal years. Mr. Clayton, our President, who acts in the capacity of chief executive officer, did not receive compensation during fiscal year 2005. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with SEC rules and regulations, which generally requires voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of February 23, 2006.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of             Number of Shares of
Beneficial Owners               Common Stock             Percentage of Class
---------------------------     --------------------     --------------------

VIP Worldnet, Inc.                15,010,450 (1)               83.3%
154 E.  Ford Avenue
Salt Lake City, Utah 84124

First Equity Holdings Corp.        1,000,000                    5.5%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

    (1) VIP Worldnet, Inc. holds 15,000,000 shares and one of its directors and officers, Joanne Clinger, beneficially owns 10,450 shares of our common stock.


                            MANAGEMENT

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock             Percentage of Class
-------------------------      --------------------     -------------------

Donald R. Mayer                       234,200                1.3%
655 East 4500 South, Suite 170
Salt Lake City, Utah 84107


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

Our parent company, VIP Worldnet, Inc., beneficially owns 15,010,450 shares of our common stock which represents 83.3% of our issued and outstanding shares.

ITEM 13. EXHIBITS

No.     Description
----    -----------
3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3.3 Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                   2005           2004
                                ----------     ---------
     Audit fees                 $    1,488     $    1389
     Audit-related fees                  0             0
     Tax fees                            0             0
     All other fees             $        0     $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.


                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                   NOVA STAR INNOVATIONS, INC.


                                    /s/ Mark S. Clayton
Date: March 27, 2006            By: __________________________________
                                    Mark S. Clayton
                                    President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/ Mark S. Clayton
Date: March 27, 2006               __________________________________
                                   Mark S. Clayton
                                   Principal Executive Officer
                                   Principal Financial and Accounting Officer







Date: March 27, 2006               /s/ Donald R. Mayer
                                   _______________________________________
                                   Donald R. Mayer
                                   Secretary/Treasurer and Director