Form 10-K
period 2007-12-31
NOVA STAR INNOVATIONS INC
filed 2008-03-21
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	01-0437914 (I.R.S. Employer Identification No.)
#281, 369 East 900 South, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

Registrant’s telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates can not be determined.

The number of shares outstanding of the registrant’s common stock as of March 5, 2008 was 18,000,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.    Business

3

Item 2.    Properties

5

Item 3.    Legal Proceedings

6

Item 4.    Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

6

Item 6.    Selected Financial Data

6

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

7

Item 8.    Financial Statements and Supplementary Data

8

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

19

Item 9A. Controls and Procedures

19

Item 9B. Other Information

19

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

19

Item 11.  Executive Compensation

20

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

21

Item 13.  Certain Relationships and Related Transactions, and Director Independence

22

Item 14.  Principal Accountant Fees and Services

22

PART IV

Item 15.  Exhibits, Financial Statement Schedules

23

Signatures

24

In this registration statement references to “Nova Star,” “we,” “us,” and “our” refer to Nova Star Innovations, Inc.

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS

Historical Development

Nova Star Innovations, Inc. was incorporated in the state of Maine on April 25, 1986 as Hystar Aerospace Marketing Corporation of Maine (“Hystar-Maine”).  Hystar Maine was the wholly-owned subsidiary of Nautilus Entertainment, Inc., (now called VIP Worldnet, Inc.), a Nevada corporation.  Hystar-Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device.  However, the venture was found to be cost prohibitive and Hystar-Maine ceased such activities in 1986.  On April 11, 2001, Hystar-Maine completed a change of domicile merger with Nova Star Innovations, Inc. for the sole purpose of changing Hystar-Maine’s domicile to the state of Nevada.

Our Plan

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

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

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 10, below.)  Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.   Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment.   Mr. Donald R. Mayer serves as management of other development stage reporting companies that are also seeking merger candidates.  Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity.  Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity.  The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength.  Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization.  We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction.  As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on any public trading market.

Holders and Dividends

We had 85 stockholders of record as of March 5, 2008.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

The following chart summarizes our financial statements for the years ended December 31, 2007 and 2006 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Part II, Item 8, below.

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 2,803	$ 789
Total assets	2,803	789
Total liabilities	37,650	25,650
Accumulated deficit	(61,847)	(51,861)
Total stockholders equity	$ (34,847)	$ (24,861)

SUMMARY OF OPERATING RESULTS	2007	2006
Revenues	$ –	$ –
Total operating expenses	9,986	9,811
Income taxes	–	–
Net earnings (loss)	(9,986)	(9,811)
Net earnings (loss) per share	$ (0.00)	$ (0.00)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Plan of Operation

We are a development stage company and have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.   At December 31, 2007, we had $ 2,803 in cash and total liabilities of $37,650 and we cannot satisfy our cash requirements.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on management or shareholders to pay for costs on our behalf.  These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future.  We may pay for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity.  If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Provided we do not acquire or merge with an operating business, during the next twelve months we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

(a Development State Company)

Financial Statements

December 31, 2007 and 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Equity

12

Statements of Cash Flows

13

Notes to the Financial Statements

14

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone:  (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Nova Star Innovations, Inc.:

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from April 25, 1986 (inception), through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc.  (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and from April 25, 1986  (inception), through December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

February 16, 2008

__________________________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Nova Star Innovations, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31
	2007	2006

CURRENT ASSETS

Cash	$2,803	$789
Total Current Assets	2,803	789

TOTAL ASSETS	$2,803	$789

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$37,650	$25,650
Total Current Liabilities	37,650	25,650

Total Liabilities	37,650	25,650

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000

Additional Paid-in Capital	9,000	9,000

Deficit Accumulated during the development stage	(61,847)	(51,861)

Total Stockholders' Deficit	(34,847)	(24,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,803	$789

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Operations

	For the		From
	Years Ended		Inception on
	December 31		April 25, 1986
	2007	2006	to Dec. 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	9,986	9,811	61,847

Total Expenses	9,986	9,811	61,847

Net Operating Loss	(9,986)	(9,811)	(61,847)

LOSS BEFORE TAXES	(9,986)	(9,811)	(61,847)

TAXES	-	-	-

NET LOSS	$(9,986)	$(9,811)	$(61,847)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	18,000,000	18,000,000	17,190,623

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on April 25, 1986 through December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage

Issuance of shares for marketing rights at inception	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Balance - December 31, 1986	17,000,000	17,000	-	(17,000)
Net income (loss) for the years ended
December 31, 1987 thru December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,000,000	17,000	-	(22,000)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,000,000	18,000	9,000	(32,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,000,000	18,000	9,000	(37,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(5,050)
Balance - December 31, 2005	18,000,000	18,000	9,000	(42,050)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,811)
Balance - December 31, 2006	18,000,000	18,000	9,000	(51,861)
Net (loss) for the year ended December 31, 2007	-	-	-	(9,986)
Balance - December 31, 2007	18,000,000	$18,000	$9,000	$(61,847)

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			April 25, 1986
	For the years ended		Through
	December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities

Net Loss	$(9,986)	$(9,811)	$(61,847)
Adjustments to reconcile net (loss) to cash provided
(used) by operating activities:
Shares issued for services	-	-	10,000
Depreciation & Amortization	-	-	17,000
Changes in assets & liabilities:
Increase in Accounts Payable and Accrued Expenses	12,000	10,600	37,650

Net Cash Provided (Used) by Operating Activities	2,014	789	2,803

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	2,014	789	2,803

Cash and Cash Equivalents at Beginning of Period	789	-	-

Cash and Cash Equivalents at End of Period	$2,803	$789	$2,803

Supplemental Non-Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

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

b.

Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collect ability is reasonably assured.

c.

Loss Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (9,986)	18,000,000	$ (.00)
For the year ended December 31, 2006:
Basic EPS Loss to common stockholders	$ (9,811)	18,000,000	$ (.00)
From inception on April 25,1986 to December 31, 2007:
Basic EPS Loss to common stockholders	$ (61,847)	17,190,623	$ (.00)

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 - Summary of Significant Accounting Policies (continued)

d.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling $ 61,847 that will be offset against future taxable income.  These NOL carryforwards began to expire in the year 2003.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax asset: NOL carryforward	$ 21,028	$ 10,372
Valuation allowance	(21,028)	(10,372)
	$ -	$ -

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

December 31, 2007 and 2006

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

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 5 - Recent Pronouncements (Continued)

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

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 5 - Recent Pronouncements (Continued)

In February, 2007, the FASB issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115" (“SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at  fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15,2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, “FAIR VALUE MEASUREMENTS”.  The Company does not presently anticipate that the adoption of SFAS 159 would have any impact on its financial statements.

In December , 2007, the FASB issued SFAS No. 141 (Revised) which replaces SFAS No. 141, “BUSINESS COMBINATIONS”.  The purpose of this Statement [“SFAS 141 (R)] is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished by how the acquiring company recognizes and measures the identifiable assets acquired and liabilities assumed; the goodwill acquired or the gain recognized from a bargain purchase; and determining what information to disclose in the financial statements.

SFAS 141 (R) is effective for fiscal years  beginning on or after December 15, 2008 and is effective the same date as that of related SFAS No. 160.  The Company does not presently anticipate that the adoption of SFAS 141 (R) would have any impact on its financial statements.

In December, 2007, the FASB issued SFAS No. 160 “NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51".  The purpose of this Statement (SFAS 160) is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements relating to a minority interest.

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective the same date as that of SFAS 141 (R).  The Company does not presently anticipate that the adoption of SFAS 160 would have any impact on its financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our President is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Directors and Officers

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

Name	Age	Position Held	Director Term
Mark S. Clayton	50	President, Director	July 5, 2000 until our next annual meeting
Donald R. Mayer	68	Secretary/Treasurer, Director	October 20, 2000 until our next annual meeting

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

Mr. Mayer intends to resign from his positions as Director and Secretary/Treasurer within the next 30 days.  The board of directors expects to appoint Ms. Debi Lee to fill the director vacancy and will appoint her Secretary/Treasurer.  From 2001 to 2006 Ms. Lee was employed as a Manager at Grand America Hotel, located in Salt Lake City, Utah.  From March 2006 to the present she has been a home maker.  Her business experience has been in sales and marketing.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2007.

Code of Ethics

Due to the fact that we have only two officers and directors and minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.  Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Committees

We are a smaller reporting company with minimal operations and only two directors and officers.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Messrs. Clayton and Mayer, acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Clayton, did not receive compensation during the year ended December 31, 2007.  None of our other named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 5, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
VIP Worldnet, Inc. 154 E. Ford Avenue Salt Lake City, Utah 84124	15,009,450 (1)	83.4
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,000,000	5.6

(1)

VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Donald R. Mayer 655 East 4500 South, Suite 170 Salt Lake City, Utah 84107	234,200	1.3
Directors and officers as a group	234,000	1.3

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Since the beginning of our past fiscal year we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock.  Such shares represent 83.4% of our issued and outstanding shares.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2006
Audit fees	$ 1,764	$ 1,826
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

No.

Description

3.1

Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)

3.3

Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

NOVA STAR INNOVATIONS, INC.

By:   /s/  Mark S. Clayton

Mark S. Clayton, President

Date:  March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Mark S. Clayton

Mark S. Clayton

Principal Executive Officer

Principal Financial and Accounting Officer

President and Director

Date:  March 13, 2008

By:   /s/ Donald R. Mayer

Donald R. Mayer

Secretary/Treasurer and Director

Date: March 13, 2008

24