Form 10-Q
period 2009-09-30
NOVA STAR INNOVATIONS INC
filed 2009-11-05
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 26, 2009 was 18,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4T.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2009 and 2008 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of results to be expected for any subsequent period.

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2009

Nova Star Innovations, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)

CURRENT ASSETS

Cash	$2,048	$926
Total Current Assets	2,048	926

TOTAL ASSETS	$2,048	$926

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$45,750	$40,750
Total Current Liabilities	45,750	40,750

Total Liabilities	45,750	40,750

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 20,000,000 shares
authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in Capital	9,000	9,000
Deficit Accumulated During the Development Stage	(70,702)	(66,824)

Total Stockholders' Deficit	(43,702)	(39,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,048	$926

The accompanying notes are an integral part of these financial statements .

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
	For the three months ended		For the nine months ended		April 25, 1986
	Sept. 30,		Sept. 30,		to Sept. 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General & Administrative	775	1,473	3,878	4,516	70,702

TOTAL EXPENSES	775	1,473	3,878	4,516	70,702

Net Operating Loss	(775)	(1,473)	(3,878)	(4,516)	(70,702)

LOSS BEFORE TAXES	(775)	(1,473)	(3,878)	(4,516)	(70,702)

TAXES	-	-	-	-	-

NET LOSS	$(775)	$(1,473)	$(3,878)	$(4,516)	$(70,702)

NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE
SHARES OUTSTANDING	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			April 25, 1986
	For the nine months ended		Through
	September 30,		Sept. 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net Loss	$(3,878)	$(4,516)	$(70,702)
Adjustments to reconcile net loss to cash provided
(used) by operating activities:
Shares issued for services	-	-	10,000
Depreciation & Amortization	-	-	17,000
Changes in assets and liabilities:
Increase in Accounts Payable	5,000	3,100	45,750

Net Cash Provided (Used) by Operating Activities	1,122	(1,416)	2,048

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities	-	-	-

Increase (Decrease) in Cash	1,122	(1,416)	2,048

Cash and Cash Equivalents at Beginning of Period	926	2,803	-

Cash and Cash Equivalents at End of Period	$2,048	$1,387	$2,048

Supplemental Cash Flow Information:

Stock issued for marketing rights	$-	$-	$17,000
Shares issued for services	$-	$-	$10,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2009

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K.  Operating results for the nine-months ended September 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

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

At September 30, 2009 we had cash of $2,048 and total liabilities of $45,750.  In the short term, we intend to rely on debt or equity transactions with third parties and/or related parties to provide operating capital.  We may repay this debt with cash, if available, or we may convert the debt into common stock.  We also may issue common stock in consideration for services rendered to us.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2009 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer	Date: October 30, 2009

9