Form 10-Q/A
period 2011-03-31
NOVA STAR INNOVATIONS INC
filed 2011-11-08
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 4.  Controls and Procedures

2

PART II – OTHER INFORMATION

Item 6.  Exhibits

3

Signatures

3

EXPLANATORY NOTE

Based upon a limited review of our periodic reports by the Securities and Exchange Commission staff, on July 26, 2011 the Company received written staff comments related to our quarterly report on Form 10-Q for the period ended March 31, 2011.  The staff requested revisions to the language appearing in “Item 4. Controls and Procedures.”  We have included the revised language in this amendment and other than these changes this amended report does not include subsequent events.

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

PART I – FINANCIAL INFORMATION

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

32.1

Section 1350 Certification (Filed May 2, 2011)

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

Date: November 8, 2011	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

3