Form 10-K
period 2011-12-31
NOVA STAR INNOVATIONS INC
filed 2012-03-29
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of March 8, 2012 was 18,000,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

	Item		Page
PART I	1	Business	3
	1A	Risk Factors	7
	2	Properties	8
	3	Legal Proceedings	8
	4	Main Safety Disclosures	9

PART II	5	Market for Registrant's Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities	9
	6	Selected Financial Data	9
	7	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	9
	8	Financial Statements and Supplementary Data	11
	9.	Changes in Disagreements and Accountants on	22
		Accounting and Financial Disclosure
	9A	Controls and Procedures	22
	9B	Other Information	22

PART III	10	Directors, Executives Officers and Corporate Govemance	23
	11	Executive Compensation	24
	12	Security Ownership of Certain Beneficial Owner and
		Management and Related Stockholder Matters	24
	13	Certain Relationships and Related Transactions,
		and Director Independence	25
	14	Principal Accounting Fees and Services	25

PART IV	15	Exhibits and Financial Statemetn Schedules	26
		Signatures	28

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

PART I

ITEM 1. BUSINESS

Historical Development

Nova Star Innovations, Inc. was incorporated in the state of Maine on April 25, 1986 as Hystar Aerospace Marketing Corporation of Maine (“Hystar-Maine”). Hystar-Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device; however, the venture was found to be cost prohibitive and Hystar-Maine ceased such activities. On April 11, 2001, Hystar-Maine completed a change of domicile merger with Nova Star Innovations, Inc. for the sole purpose of changing Hystar-Maine’s domicile to the state of Nevada.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company. Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $200,000 or more. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management or our parent company may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals. We have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

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

If we acquire a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Research and Development and Environmental Compliance

During the year ended December 31, 2011, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is not listed on any market. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144. Any “restricted securities” issued by the Company while we are a shell company cannot be publicly sold for at least one year from the date when we file Form 10 information regarding the business opportunity involved in any acquisition, reorganization or merger that results in the Company no longer being considered a shell company. In addition we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed to trade on any public market.

Holders and Dividends

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we had 85 stockholders of record as of March 8, 2012. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At December 31, 2011, we had $283 cash and had total liabilities of $85,335. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and during 2011 we relied primarily upon related parties to pay for our operating expenses. We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company. The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2011, our cash decreased to $283 from $2,002 at December 31, 2010. Our total liabilities increased from $52,525 for 2010 to $85,335 for 2011. The increase in total liabilities primarily represents $20,300 billed for consulting services performed by a related party (See Item 13, below). We did not record revenues in either year. General and administrative expense increased from $5,854 for 2010 to $30,189 for 2011 and reflects costs relating to administrative and professional services and increased audit fees. Accordingly, our net loss increased from $5,854 for 2010 to $34,529 for 2011.

Commitments

At December 31, 2010 the Company recorded $52,250 in current liabilities for services and cash advances received from unrelated parties. Management intended to issue common stock to convert the amount owed to these third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities will be treated as loans effective January 1, 2011. The loans are non-collateralized, carry interest at 8% and are due on demand.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

(a Development Stage Company)

Financial Statements

December 31, 2011 and 2010

Morrill & Associates, LLC

Certified Public Accountants

1448 North 2000 West, Suite 3

Clinton, Utah 84015

801-546-9068 Phone; 801-546-8211 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (a development stage company) as of December 31, 2011and 2010and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception on April 25, 1986 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (a development stage company) as of December 31, 2011and 2010and the results of its operations and cash flows for the years ended December 31, 2011and 2010 and for the period from inception on April 25, 1986 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

March 21, 2012

Nova Star Innovations, Inc.

(A Development Stage Company)

Balance Sheets

	DEC 31, 2011	DEC 31, 2010

ASSETS
CURRENT ASSETS
Cash	$283	$2,002
Total current assets	283	2,002

TOTAL ASSETS	$283	$2,002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$20,300	$15,325
Accounts payable	4,445	0
Advances received	0	37,200
Notes payable	56,250	0
Accrued interest	4,340	0
Total current liabilities	85,335	52,525
Total liabilities	85,335	52,525
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(112,052)	(77,523)
Total stockholders' equity	(85,052)	(50,523)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$283	$2,002

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc

(A Development Stage Company)

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2011	FOR THE YEAR ENDED DEC. 31, 2010	FROM INCEPTION ON APR 25, 1986 TO DEC 31, 2011

Revenues	$0	$0	$0

Expenses
General and administrative	30,189	5,854	107,712
Total expenses	30,189	5,854	107,712

Net loss before other expenses	(30,189)	(5,854)	(107,712)

Other income (expense)
Interest expense	(4,340)	0	(4,340)
Total other income (expense)	(4,340)	0	(4,340)

Loss from operations before income taxes	(34,529)	(5,854)	(112,052)

Income taxes	0	0	0

Net loss	$(34,529)	(5,854)	(112,052)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on April 25, 1986 through December 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Issuance of shares for marketing rights at inception	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Balance - December 31, 1986	17,000,000	17,000	-	(17,000)
Net income (loss) for the years ended
December 31, 1987 thru December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,000,000	17,000	-	(22,000)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,000,000	18,000	9,000	(32,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,000,000	18,000	9,000	(37,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(5,050)
Balance - December 31, 2005	18,000,000	18,000	9,000	(42,050)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,811)
Balance - December 31, 2006	18,000,000	18,000	9,000	(51,861)
Net (loss) for the year ended December 31, 2007	-	-	-	(9,986)
Balance - December 31, 2007	18,000,000	18,000	9,000	(61,847)
Net (loss) for the year ended December 31, 2008	-	-	-	(4,977)
Balance - December 31, 2008	18,000,000	18,000	9,000	(66,824)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,845)
Balance - December 31, 2009	18,000,000	18,000	9,000	(71,669)
Net (loss) for the year ended December 31, 2010	-	-	-	(5,854)
Balance - December 31, 2010	18,000,000	18,000	9,000	(77,523)
Net (loss) for the year ended December 31, 2011				(34,529)
Balance - December 31, 2011	18,000,000	$18,000	$9,000	$(112,052)

The accompany notes are an integral part of these financial statements

Nova Star Innovations, Inc.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2011	FOR THE YEAR ENDED DEC. 31, 2010	FROM INCEPTION ON APR 25, 1986 TO DEC 31, 2011

Cash Flows from Operating Activities
Net loss	$(34,529)	$(5,854)	$(112,052)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	10,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable	24,470	275	24,745
Increase in accrued interest	4,340	0	4,340
Net cash provided (used) by operating activities	(5,719)	(5,579)	(55,967)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Cash advances received	4,000	6,500	56,250
Net cash provided by financing activities	4,000	6,500	56,250

Increase (decrease) in cash	(1,719)	921	283

Cash and cash equivalents at beginning of period	2,002	1,081	0

Cash and cash equivalents at end of period	$283	$2,002	$283

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for Income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$56,250	$0	$56,250

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - Summary of Significant Accounting Policies

a.               Organization & Summary of Significant Accounting Policies

The Company was incorporated in Maine on April 25, 1986 as Hystar Aerospace

Marketing Corporation of Maine. On April 11, 2001 the Company merged with Nova Star Innovations, Inc. (Nova Star) a Nevada corporation, in a domicile merger.

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

d. Fair Value of Financial Instruments

It is not practicable to estimate the fair value of notes payable because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point. No financial instruments are held for trading purposes.

e. Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

f. Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2011	2010
Net Loss (numerator)	$ (34,529)	$ (5,854)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

Nova Star Innovations, Inc

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - Summary of Significant Accounting Policies (continued)

For the years ended December 31, 2011 and 2010, the Company had no potentially dilutive common stock equivalents issued.

g. Concentrations of Risk

As of December 31, 2011, two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2011 and December 31, 2010.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3 - Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2011	2010
Net operating loss carryforward	$ 38,097	$ 26,357
Valuation allowance	(38,097)	(26,357)
Deferred tax asset	$ (0.00)	$ (0.00)

 The change in the valuation allowance was $ 11,740 during the year ended December 31, 2011.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2011	2010
Current Federal tax	$ 0	$ 0
Current State tax	0	0
Change in NOL benefit	11,740	1,990
Change in valuation allowance	(11,740)	(1,990)
	$ 0	$ 0

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 112,052 and $ 77,523 as of December 31, 2011 and December 31, 2010, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2011	2010
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$ 0	$ 0

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3 - Income Taxes (continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

NOTE 4 - Accounts Payable and Advances

The Company has recorded $56,250 in liabilities for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, they were treated as notes payable effective January 1, 2011, bearing interest at 8% and due on demand.

For the fiscal year ended December 31, 2011, a related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company. By resolution the Board of Directors acknowledged the validity and fairness of the services performed and the costs incurred, and approved the charges.

NOTE 5 - Stockholders’ Equity

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

During 2003, the Company issued 1,000,000 shares of common stock, for services rendered, valued at $10,000 (or $.01 per share).

 NOTE 6 - Related Party Transactions

As of the year ended December 31, 2011, the Company incurred $20,300 of professional fees paid on the Company’s behalf by a shareholder.

NOTE 7 - Development Stage Company

The Company has no significant operations and is considered a development stage company. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 8 – Fair Value of Financial Instruments

On January 1, 2008 the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”.  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on October 8, 2010 we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC. On October 12, 2010 we engaged Michael J. Larsen, Certified Public Accountant, as our independent public registered accounting firm.

As reported in our Current Report on Form 8-K , on October 5, 2011, we dismissed Michael J. Larsen, Certified Public Accountant, as our independent registered public accounting firm and engaged Morrill & Associates, LLC, Certified Public Accountants, as our independent registered accounting firm.

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

For the year ended December 31, 2011, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	54	Director and President	July 5, 2000 until our next annual meeting
Debi Lee	57	Director and Secretary/Treasurer	March 2009 until our next annual meeting

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

During the past ten years none of our executive officers have been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2011. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 8, 2012.

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
(2) Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2010 fiscal year we did not engage in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons. During the 2011 fiscal year, First Equity Holdings Corp., a more than 5% shareholder, paid for professional services related to our business operations valued at $20,300. We have not made any payments on this account payable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our our independent public registered accounting firm, Morrill & Associates, LLC, in connection with the audit of our financial statements and other professional services rendered by that firm.

25

	2011	2010
Audit fees	$ 7,500	$ 4,874
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Nova Star Innovations, Inc. are included in this report under Item 8 on pages 11 through 20.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3(ii)	Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NOVA STAR INNOVATIONS, INC.

By: /s/ Mark S. Clayton

Mark S. Clayton, President

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark S. Clayton

Mark S. Clayton

Principal Executive Officer

Principal Financial and Accounting Officer

Director and President

Date: March 29, 2012

By: /s/ Debi Lee

Debi Lee

Director and Secretary/Treasurer

Date: March 29, 2012