Form 10-Q
period 2012-03-31
NOVA STAR INNOVATIONS INC
filed 2012-05-11
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2012 was 18,000,000.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2012

Nova Star Innovations, Inc.

(A Development Stage Company)

Balance Sheets

	MAR 31, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,808	$283
Total current assets	5,808	283

TOTAL ASSETS	$5,808	$283

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$26,450	$20,300
Accounts payable	3,198	4,445
Loans	66,250	56,250
Accrued interest	5,658	4,340
Total current liabilities	101,556	85,335
Total liabilities	101,556	85,335
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(122,748)	(112,052)
Total stockholders' equity	(95,748)	(85,052)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,808	$283

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc

(A Development Stage Company)

Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON APR 25, 1986 TO MAR 31, 2012

Revenues	$0	$0	$0

Expenses
General and administrative	9,378	2,919	117,090
Total expenses	9,378	2,919	117,090

Net loss before other expenses	(9,378)	(2,919)	(117,090)

Other income (expense)
Interest expense	(1,318)	(1,131)	(5,658)
Total other income (expense)	(1,318)	(1,131)	(5,658)

Loss from operations before income taxes	(10,696)	(4,050)	(122,748)

Income taxes	0	0	0

Net loss	$(10,696)	(4,050)	(122,748)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

(A Development Stage Company)

Statements of Cash Flows

	FOR THE THREE MONTHS ENDED MAR 31, 2012	FOR THE THREE MONTHS ENDED MAR 31, 2011	FROM INCEPTION ON APR 25, 1986 TO MAR 31, 2012

Cash Flows from Operating Activities
Net loss	$ (10,696)	$ (4,050)	$ (122,748)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	10,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	4,903	0	29,648
Increase in accrued interest	1,318	1,131	5,658
Net cash provided (used) by operating activities	(4,475)	(2,919)	(60,442)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Cash advances received	10,000	4,000	66,250
Net cash provided by financing activities	10,000	4,000	66,250

Increase (decrease) in cash	5,525	1,081	5,808

Cash and cash equivalents at beginning of period	283	2,002	0

Cash and cash equivalents at end of period	$ 5,808	$ 3,083	$ 5,808

Supplemental Cash Flow Information:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for Income taxes	$ 0	$ 0	$ 0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$ 0	$ 0	$ 17,000
Converted accounts payable and advances into loans	$ 0	$ 52,250	$ 56,250

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues for the past two fiscal years. At March 31, 2012 we had $5,809 in cash and total liabilities of $101,556. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At March 31, 2012 our cash increased to $5,809 from $283 at December 31, 2011 as a result of proceeds from additional loans. Our total liabilities increased to $101,556 for the 2012 first quarter from $85,335 at December 31, 2011 and this increase primarily represents loans totaling $10,000 and accounts payable of $6,150 for professional services performed by or paid for by a related party.

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

Results of Operations

We did not record revenues in either of the three month periods ended March 31, 2012 or 2011 (“first quarter”). General and administrative expense increased from $2,919 for the 2011 first quarter compared to $9,378 for the 2012 first quarter and reflects costs related to administrative and professional services and increased audit fees. Other expense relates primarily to accrued interest on loans. Accordingly, our net loss increased from $4,050 for the 2011 first quarter compared to $10,696 for the 2012 first quarter.

Commitments and Obligations

During the 2012 first quarter we borrowed $10,000 from related parties to fund our operations. These loans are unsecured, bear interest of 8% and are due upon demand.

At December 31, 2011 we had recorded current liabilities of $101,556 representing accounts payable to related parties and third party loans, along with accrued interest. Of this amount, $20,300 represented consulting services provided by a related party and $52,250 represented services received and cash advances received from third parties as of December 31, 2010 which were converted to loans effective January 1, 2011. The loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed December 10, 2001)
3(ii)	Bylaws of Nova Star Innovations, Inc. (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed December 10, 2001)
101.INS	XBRL Instance Document

Part II Exhibits - continued

No.	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2012	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

