Form 10-Q
period 2012-09-30
NOVA STAR INNOVATIONS INC
filed 2012-11-06
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0369457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(435) 674-1282
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐  The registrant does not have a Web site.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2012

(Unaudited)

Nova Star Innovations, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	SEPT 30, 2012	DEC 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,154	$283
Total current assets	1,154	283

TOTAL ASSETS	$1,154	$283

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$36,750	$20,300
Accounts payable	-	4,445
Loans	66,250	56,250
Accrued interest	8,308	4,340
Total current liabilities	111,308	85,335
Total liabilities	111,308	85,335
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(137,154)	(112,052)
Total stockholders' equity	(110,154)	(85,052)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,154	$283

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE THREE MONTHS ENDED SEPT 30, 2011	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON APR 25, 1986 TO SEPT 30, 2012

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	5,828	1,427	21,134	5,148	128,846
Total expenses	5,828	1,427	21,134	5,148	128,846

Net operating loss before other expense	(5,828)	(1,427)	(21,134)	(5,148)	(128,846)

Other income (expense)
Interest expense	(1,325)	(1,125)	(3,968)	(3,381)	(8,308)
Total other income (expense)	(1,325)	(1,125)	(3,968)	(3,381)	(8,308)

Loss from operations before income taxes	(7,153)	(2,552)	(25,102)	(8,529)	(137,154)

Income taxes	0	0	0	0	0

Net loss	$(7,153)	$(2,552)	$(25,102)	$(8,529)	$(137,154)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION ON APR 25, 1986 TO SEPT 30, 2012

Cash Flows from Operating Activities
Net loss	$(25,102)	$(8,529)	$(137,154)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	10,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	12,005	(275)	36,750
Increase in accrued interest	3,968	3,381	8,308
Net cash provided (used) by operating activities	(9,129)	(5,423)	(65,096)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from cash advances and notes payable	10,000	4,000	66,250
Net cash provided by financing activities	10,000	4,000	66,250

Increase (decrease) in cash	871	(1,423)	1,154

Cash and cash equivalents at beginning of period	283	2,002	0

Cash and cash equivalents at end of period	$1,154	$579	$1,154

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for Income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$52,250	$52,250

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2012

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and have not recorded revenues for the past two fiscal years.  At September 30, 2012 we had $1,154 in cash and total liabilities of $111,308.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses.  At September 30, 2012 our cash increased to $1,154 from $283 at December 31, 2011 as a result of proceeds from additional loans.  Our total liabilities increased to $111,308 for the nine month period ended September 30, 2012 (“nine month period”) from $85,335 at December 31, 2011 and this increase primarily represents loans totaling $10,000 and accounts payable of $12,005 for professional services performed by or paid for by a related party.

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

Results of Operations

We did not record revenues in either the three or nine month periods ended September 30, 2012 or 2011.  General and administrative expense increased from $1,427 for the three month period ended September 30, 2011 (“third quarter”) to $5,828 for 2012 third quarter.  General and administrative expense increased from $5,148 for the 2011 nine month period to $21,134 for 2012 nine month period.  The increases in general and administrative expense in the 2012 interim periods primarily reflect increased professional and consulting services relied upon for our operations.

Total other expense increased in the 2012 interim periods as compared to the 2011 interim periods and represents interest expense on loans.

Accordingly, our net loss increased from $2,552 for the 2011 third quarter to $7,153 for the 2012 third quarter and our net loss increased from $8,529 for the 2011 nine month period to $25,102 for the 2012 nine month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2012 we recorded loans totaling $66,250 and at December 31, 2011 we recorded loans of $56,250 representing services received, as well as cash advances received from unrelated parties.  Prior to December 31, 2010 management intended to issue common stock to convert amounts owed to third parties; however, it was determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that liabilities of $52,250 would be treated as loans effective January 1, 2011.  All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: November 6, 2012	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer