Form 10-Q
period 2013-03-31
NOVA STAR INNOVATIONS INC
filed 2013-05-03
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0369457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

(801) 323-2395
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

The number of shares outstanding of the registrant’s common stock as of April 22, 2013 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2013

(Unaudited)

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	MAR 31, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$254	$34
Total current assets	254	34

TOTAL ASSETS	$254	$34

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$25,650	$20,550
Accounts payable	0	1,429
Loans	92,050	86,550
Accrued interest	11,421	9,633
Total current liabilities	129,121	118,162
Total liabilities	129,121	118,162
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(155,867)	(145,128)
Total stockholders' equity	(128,867)	(118,128)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254	$34

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON APR 25, 1986 TO MAR 31, 2013

Revenues	$0	$0	$0

Expenses
General and administrative	8,950	9,378	144,445
Total expenses	8,950	9,378	144,445

Net operating loss before other expense	(8,950)	(9,378)	(144,445)

Other income (expense)
Interest expense	(1,788)	(1,318)	(11,422)
Total other income (expense)	(1,788)	(1,318)	(11,422)

Loss from operations before income taxes	(10,738)	(10,696)	(155,867)

Income taxes	0	0	0

Net loss	$(10,738)	$(10,696)	$(155,867)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2013	FOR THE THREE MONTHS ENDED MAR 31, 2012	FROM INCEPTION ON APR 25, 1986 TO MAR 31, 2013

Cash Flows from Operating Activities
Net loss	$(10,738)	$(10,696)	$(155,867)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	10,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	3,670	4,903	45,950
Increase in accrued interest	1,788	1,318	11,421
Net cash provided (used) by operating activities	(5,280)	(4,475)	(71,496)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from cash advances and notes payable	5,500	10,000	71,750
Net cash provided by financing activities	5,500	10,000	71,750

Increase (decrease) in cash	220	5,525	254

Cash and cash equivalents at beginning of period	34	283	0

Cash and cash equivalents at end of period	$254	$5,808	$254

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for Income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$0	$56,250

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Any business combination or transaction may likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At March 31, 2013 our cash increased to $254 from $34 at December 31, 2012. Our total liabilities increased from $118,162 at December 31, 2012 to $129,121 at March 31, 2013. This increase primarily represents accounts payable of $5,100 for professional services performed by or paid for by a stockholder, along with loans and accrued interest of $5,500 incurred during the first quarter of 2013.

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

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense decreased from $9,378 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $8,950 for the quarterly period ended March 31, 2013 (“2013 first quarter”). The decrease in general and administrative expense in the 2013 first quarter primarily reflects reduced professional fees. Total other expense increased from $1,318 for the 2012 first quarter to $1,788 for the 2013 first quarter due to additional loans in the 2013 first quarter. Accordingly, our net loss increased from $10,696 for the 2012 first quarter to $10,738 for the 2013 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2013 we recorded loans totaling $92,050 representing services received, as well as cash advances received from related and third parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: May 3, 2013	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer