Form 10-Q
period 2013-06-30
NOVA STAR INNOVATIONS INC
filed 2013-08-09
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2013

(Unaudited)

Nova Star Innovations, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	JUN 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$244	$34
Total current assets	244	34

TOTAL ASSETS	$244	$34

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable – related party	$30,500	$20,550
Accounts payable	1,361	1,429
Loans	92,050	86,550
Accrued interest	13,262	9,633
Total current liabilities	137,173	118,162
Total liabilities	137,173	118,162
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(163,929)	(145,128)
Total stockholders' equity	(136,929)	(118,128)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$244	$34

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED JUN 30, 2013	FOR THE THREE MONTHS ENDED JUN 30, 2012	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON APR 25, 1986 TO JUN 30, 2013

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	6,221	8,950	15,172	15,306	150,666
Total expenses	6,221	8,950	15,172	15,306	150,666

Net operating loss before other expense	(6,221)	(8,950)	(15,172)	(15,306)	(150,666)

Other income (expense), non-operating
Interest expense	(1,841)	(1,788)	(3,629)	(2,643)	(13,263)
Total other income (expense)	(1,841)	(1,788)	(3,629)	(2,643)	(13,263)

Loss from operations before income taxes	(8,062)	(10,738)	(18,801)	(17,949)	(163,929)

Income taxes	0	0	0	0	0

Net loss	$(8,062)	$(10,738)	$(18,801)	$(17,949)	$(163,929)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUN 30, 2013	FOR THE SIX MONTHS ENDED JUN 30, 2012	FROM INCEPTION ON APR 25, 1986 TO JUN 30, 2013

Cash Flows from Operating Activities
Net loss	$(18,801)	$(17,949)	$(163,929)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	10,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	9,882	7,205	52,161
Increase in accrued interest	3,629	2,643	13,262
Net cash provided (used) by operating activities	(5,290)	(8,101)	(71,506)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from cash advances and notes payable	5,500	10,000	71,750
Net cash provided by financing activities	5,500	10,000	71,750

Increase (decrease) in cash	210	1,899	244

Cash and cash equivalents at beginning of period	34	283	0

Cash and cash equivalents at end of period	$244	$2,182	$244

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for Income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$0	$56,250

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At June 30, 2013 our cash increased to $244 from $34 at December 31, 2012. Our total liabilities increased from $118,162 at December 31, 2012 to $137,173 at June 30, 2013. This increase primarily represents accounts payable of $9,950 for professional services performed by or paid for by a stockholder, along with loans of $5,500 and accrued interest of $3,629 incurred during the 2013 six month period.

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

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense decreased from $15,306 for the six month period ended June 30, 2012 (“2012 six month period”) to $15,172 for the six month period ended June 30, 2013 (“2013 six month period”). General and administrative expense decreased from $8,950 for the quarterly period ended June 30, 2012 (“2012 second quarter”) to $6,221 for the quarterly period ended June 30, 2013 (“2013 second quarter”). The decrease in general and administrative expense in the 2013 interim periods primarily reflects reduced professional fees.

Total other expense increased from $2,643 for the 2012 six month period to $3,629 for the 2013 six month period and increased from $1,788 for the 2012 second quarter to $1,841for the 2013 second quarter. These increases were due to interest on loans in the 2013 six month period.

Accordingly, our net loss increased from $17,949 for the 2012 six month period to $18,801 for the 2013 six month period primarily due to interest on loans. Our net loss decreased from $10,738 for the 2012 second quarter to $8,062 for the 2013 second quarter primarily due to reduced general and administrative expenses. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2013 we recorded loans totaling $92,050 representing services received, as well as cash advances received from related and third parties. All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description

31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description

3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed December 10, 2001)
3(ii)	Bylaws of Nova Star Innovations, Inc. (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed December 10, 2001)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DE**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

NOVA STAR INNOVATIONS, INC.

Date: August 8, 2013	By:	/s/ Mark S. Clayton
Mark S. Clayton President and Director Principal Financial Officer