Form 10-Q
period 2013-09-30
NOVA STAR INNOVATIONS INC
filed 2013-11-12
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2013 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2013

(Unaudited)

Nova Star Innovations, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	SEPT 30, 2013	DEC 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,022	$34
Total current assets	5,022	34

TOTAL ASSETS	$5,022	$34

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable – related party	$35,250	$20,550
Accounts payable	0	1,429
Loans	99,550	86,550
Accrued interest	15,243	9,633
Total current liabilities	150,043	118,162
Total liabilities	150,043	118,162
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(172,021)	(145,128)
Total stockholders' equity	(145,021)	(118,128)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,022	$34

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE THREE MONTHS ENDED SEPT 30, 2012	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON APR 25, 1986 TO SEPT 30, 2013

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	6,111	5,828	21,283	21,134	156,777
Total expenses	6,111	5,828	21,283	21,134	156,777

Net operating loss before other expense	(6,111)	(5,828)	(21,283)	(21,134)	(156,777)

Other income (expense), non-operating
Interest expense	(1,981)	(1,325)	(5,610)	(3,968)	(15,244)
Total other income (expense)	(1,981)	(1,325)	(5,610)	(3,968)	(15,244)

Loss from operations before income taxes	(8,092)	(7,153)	(26,893)	(25,102)	(172,021)

Income taxes	0	0	0	0	0

Net loss	$(8,092)	$(7,153)	$(26,893)	$(25,102)	$(172,021)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2012	FROM INCEPTION ON APR 25, 1986 TO SEPT 30, 2013

Cash Flows from Operating Activities
Net loss	$(26,893)	$(25,102)	$(172,021)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	0	0	10,000
Depreciation and amortization	0	0	17,000
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	13,271	12,005	55,550
Increase in accrued interest	5,610	3,968	15,243
Net cash provided (used) by operating activities	(8,012)	(9,129)	(74,228)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	0	0	0

Cash Flows from Financing Activities
Proceeds from cash advances and notes payable	13,000	10,000	79,250
Net cash provided by financing activities	13,000	10,000	79,250

Increase (decrease) in cash	4,988	871	5,022

Cash and cash equivalents at beginning of period	34	283	0

Cash and cash equivalents at end of period	$5,022	$1,154	$5,022

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for Income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$0	$0	$17,000
Converted accounts payable and advances into loans	$0	$0	$56,250

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2013

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses.  At September 30, 2013 our cash increased to $5,022 from $34 at December 31, 2012 primarily due to proceeds from loans.  Our total liabilities increased from $118,162 at December 31, 2012 to $150,043 at September 30, 2013.  This increase primarily represents accounts payable of $14,700 for professional services performed by or paid for by a stockholder, along with loans of $13,000 and accrued interest of $5,610 incurred during the 2013 nine month period.

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

Results of Operations

We did not record revenues in either 2012 or 2013.  General and administrative expense increased from $21,134 for the nine month period ended September 30, 2012 (“2012 nine month period”) to $21,283 for the nine month period ended September 30, 2013 (“2013 nine month period”).  General and administrative expense increased from $5,828 for the quarterly period ended September 30, 2012 (“2012 third quarter”) to $6,111 for the quarterly period ended September 30, 2013 (“2013 third quarter”).

Total other expense increased from $3,968 for the 2012 nine month period to $5,610 for the 2013 nine month period and increased from $1,325 for the 2012 third quarter to $1,981 for the 2013 third quarter.  These increases were due to interest on loans in the 2013 nine month period.

Accordingly, our net loss increased from $25,102 for the 2012 nine month period to $26,893 for the 2013 nine month period and increased from $7,153 for the 2012 third quarter to $8,092 for the 2013 third quarter primarily due to interest on loans.  Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2013 we recorded loans totaling $99,550 representing services received, as well as cash advances received from related and third parties.  All of the loans are non-collateralized, carry interest at 8% and are due on demand.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: November 11, 2013	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer