Form 10-K
period 2013-12-31
NOVA STAR INNOVATIONS INC
filed 2014-03-28
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 18,000,000.

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 2011 and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, had not generated revenues and had accumulated losses of $180,421 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 85 stockholders of record as of March 17, 2014. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At December 31, 2013 our cash increased to $3,263 from $34 at December 31, 2012. Our total liabilities increased to $156,684 for 2013 from $118,162 at December 31, 2012 and this increase primarily represents additional loans and accrued interest.

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

Results of Operations

We did not record revenues in either 2013 or 2012. General and administrative expense remained relatively flat at $27,783 for 2012 and $27,692 for 2013. Total other expense increased from $5,293 for 2012 to $7,601 for 2013 and represents interest expense on loans. Due to the interest expense increase, our net loss increased from $33,076 for 2012 to $35,293 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Prior to December 31, 2012 management intended to issue common stock to convert cash advances and accounts payable related to administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by third parties. However, it was determined that it was not in the best interests of all parties to issue stock for these liabilities. Therefore, the parties agreed that the accounts payable as of December 31, 2012 and subsequent accounts payable would be converted to loans at year end and that any cash advances would be treated as interest bearing loans at the time of receipt.

At December 31, 2013 we recorded loans payable totaling $120,100. All of the loans are non-collateralized, carry interest at 8% and are due on demand. During 2013 we borrowed $7,500 from a third party and $5,500 from a related party (See Item 13, below). During 2012 we recorded accounts payable of $20,550 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party, which were converted to a loan at year end. Total accrued interest as of December 31, 2013 on all loans was $17,234.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Significant Accounting Policies - The Company has no significant operations and is considered a development stage company and is accounted for as such under ASC 915: Development State Entities. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations. Please see “Note 1 - Summary of Significant Accounting Policies” in the financial statements beginning on page 21 of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.
(a Development Stage Company)
Financial Statements
December 31, 2013 and 2012

 PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
660 SOUTH 200 EAST, SUITE 300
SALT LAKE CITY, UTAH  84111
_______________

(801) 328-2727     FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nova Star Innovations, Inc. (A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Nova Star Innovations, inc, (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on April 25, 1986 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc., (a development stage company) as of December 31, 2013 and 2012 and the results of its operations and cash flows for the year then ended and for the period from inception on April 25, 1986 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
March 28, 2014

Morrill & Associates, LLC
Certified Public Accountants
1448 North 2000 West, Suite 3
Clinton, Utah 84015
801-820-6233 Phone; 801-820-6628 Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nova Star Innovations, Inc. (A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from inception on April 25, 1986 through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc. (a development stage company) as of December 31, 2012 and the results of its operations and cash flows for the year ended December 31, 2012 and for the period from inception on April 25, 1986 through December 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates
Clinton, Utah 84015
March 18, 2012

Nova Star Innovations, Inc.
(A Development Stage Company)
 Balance Sheets

	DEC 31, 2013	DEC 31, 2012

ASSETS
CURRENT ASSETS
Cash	$3,263	$34
Total current assets	3,263	34

TOTAL ASSETS	$3,263	$34

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$19,350	$20,550
Accounts payable	--	1,429
Notes payable – related party	61,400	35,350
Notes payable	58,700	51,200
Accrued interest – related party	5,623	2,408
Accrued interest	11,611	7,225
Total current liabilities	156,684	118,162
Total liabilities	156,684	118,162

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(180,421)	(145,128)
Total stockholders' Deficit	(153,421)	(118,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,263	$34

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc
(A Development Stage Company)
Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC. 31, 2012	FROM INCEPTION ON APR 25, 1986 TO DEC 31, 2013

Revenues	$--	$--	$--

Expenses
General and administrative	27,692	27,783	163,187
Total expenses	27,692	27,783	163,187

Net loss before other expenses	(27,692)	(27,783)	(163,187)

Other income (expense)
Interest expense – related party	(3,215)	(1,204)	(5,623)
Interest expense	(4,386)	(4,089)	(11,611)
Total other income (expense)	(7,601)	(5,293)	(17,234)

Loss from operations before income taxes	(35,293)	(33,076)	(180,421)

Income taxes	--	--	--

Net loss	$(35,293)	(33,076)	(180,421)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception on April 25, 1986 through December 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Issuance of shares for marketing rights at inception	17,000,000	$17,000	$-	$-
Net (loss) for the year ended December 31, 1986	-	-	-	(17,000)
Balance - December 31, 1986	17,000,000	17,000	-	(17,000)
Net income (loss) for the years ended
December 31, 1987 thru December 31, 2000	-	-	-	-
Balance - December 31, 2000	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	17,000,000	17,000	-	(17,000)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	17,000,000	17,000	-	(22,000)
Common stock issued for services at $.01 per share	1,000,000	1,000	9,000	-
Net (loss) for the year ended December 31, 2003	-	-	-	(10,000)
Balance - December 31, 2003	18,000,000	18,000	9,000	(32,000)
Net (loss) for the year ended December 31, 2004	-	-	-	(5,000)
Balance - December 31, 2004	18,000,000	18,000	9,000	(37,000)
Net (loss) for the year ended December 31, 2005	-	-	-	(5,050)
Balance - December 31, 2005	18,000,000	18,000	9,000	(42,050)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,811)
Balance - December 31, 2006	18,000,000	18,000	9,000	(51,861)
Net (loss) for the year ended December 31, 2007	-	-	-	(9,986)
Balance - December 31, 2007	18,000,000	18,000	9,000	(61,847)
Net (loss) for the year ended December 31, 2008	-	-	-	(4,977)
Balance - December 31, 2008	18,000,000	18,000	9,000	(66,824)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,845)
Balance - December 31, 2009	18,000,000	18,000	9,000	(71,669)
Net (loss) for the year ended December 31, 2010	-	-	-	(5,854)
Balance - December 31, 2010	18,000,000	18,000	9,000	(77,523)
Net (loss) for the year ended December 31, 2011	-	-	-	(34,529)
Balance - December 31, 2011	18,000,000	18,000	9,000	(112,052)
Net (loss) for the year ended December 31, 2012	-	-	-	(33,076)
Balance - December 31, 2012	18,000,000	18,000	9,000	(145,128)
Net (loss) for the year ended December 31, 2013	-	-	-	(35,293)
Balance - December 31, 2013	18,000,000	$18,000	$9,000	$(180,421)

The accompany notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2013	FOR THE YEAR ENDED DEC 31, 2012	FROM INCEPTION ON APR 25, 1986 TO DEC 31, 2013
Cash Flows from Operating Activities
Net loss	$(35,293)	$(33,076)	$(180,421)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	10,000
Depreciation and amortization	--	--	17,000
Expenses paid by related party	19,350	20,550	75,250
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(1,429)	(3,016)	--
Increase in accrued interest	7,601	5,293	17,234
Net cash provided (used) by operating activities	(9,771)	(10,249)	(60,937)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--
Cash Flows from Financing Activities
Cash advances – related party	5,500	--	5,500
Cash advances received	7,500	10,000	58,700
Net cash provided by financing activities	13,000	10,000	64,200

Increase (decrease) in cash	3,229	(249)	3,263

Cash and cash equivalents at beginning of period	34	283	--

Cash and cash equivalents at end of period	$3,263	$34	$3,263

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for Income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted related party accounts payable and advances into loans	$20,550	$20,300	$91,100

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

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

	For the Years Ended December 31,
	2013	2012
Net Loss (numerator)	$(35,293)	$(33,076)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2013 and 2012, the Company had no potentially dilutive common stock equivalents issued.

g.         Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2013 and December 31, 2012.

Nova Star Innovations, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $153,421 and has incurred losses of $180,421 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 180,421 and $ 145,128 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

Nova Star Innovations, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 3 - Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2013	2012
Net operating loss carryforward	$61,343	$49,343
Valuation allowance	(61,343)	(49,343)
Deferred tax asset	$--	$--

The change in the valuation allowance was $ 12,000 during the year ended December 31, 2013.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2013	2012
Current Federal tax	$--	$--
Current State tax	--	--
Change in NOL benefit	12,000	11,246
Change in valuation allowance	(12,000)	(11,246)
	$--	$--

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $ 180,421 and $ 145,128 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2013	2012
Beginning Balance	$--	$--
Additions based on tax positions related to current year	--	--
Additions for tax positions of prior years	--	--
Reductions for tax positions of prior years	--	--
Reductions in benefit due to income tax expense	--	--
Ending Balance	$--	$--

Nova Star Innovations, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 3 - Income Taxes (continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011 and 2010.

NOTE 4 - Accounts and Notes Payable

Through December 31, 2012, the Company had recorded as accounts payable $86,550 for services as well as cash advances received both from related and unrelated parties.  It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances.  However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes.  The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $17,234 and $9,633 at December 31, 2013 and 2012 respectively.

A related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $19,350 in 2013 and $20,550 in 2012.

NOTE 5 - Stockholders’ Equity

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste-milling device.  The value of this issuance was $17,000.

During 2003, the Company issued 1,000,000 shares of common stock, for services rendered, valued at $10,000 (or $.01 per share).

NOTE 6 - Development Stage Company

The Company has no significant operations and is considered a development stage company, and is accounted for as such under ASC 915.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

Nova Star Innovations, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 7 – Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input hat significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Morrill & Associates, LLC resigned as our independent registered public accounting firm due to Morrill & Associates, LLC combining its public audit practice with Pritchett Siler & Hardy, P.C., effective March 10, 2014. As a result, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

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

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	56	Director and President	July 5, 2000 until our next annual meeting
Debi Lee	59	Director and Secretary/Treasurer	March 2009 until our next annual meeting

Mark S. Clayton -- Mr. Clayton is the owner and President of Fitness Equipment Source, a company that wholesales exercise equipment. He has operated that business for over 20 years. He graduated from the University of Utah with a bachelor’s degree in business management.

Debi Lee - Ms. Lee retired in March 2006. From 2001 to March 2006 Ms. Lee was employed as a Manager at the Grand America Hotel, located in Salt Lake City, Utah. Her former business experience has been primarily in sales, marketing and management in the catering industry.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2013. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 17, 2014.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class

VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450 (1)	83.4

First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,252,000 (2)	7.0
_______________
(1)   VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

(2)   Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the 2012 fiscal year, First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, paid for professional services related to our business operations valued at $20,550 and during 2013 First Equity Holdings Corp. paid for professional services related to our business operations valued at $19,350. At December 31, 2013 the $20,550 account payable was converted to a loan. First Equity also loaned the Company $5,500 during 2013. The loans are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the loans or accounts payable.

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

	2012	2013
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

(a)(2)     Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)     Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3(ii)	Bylaws (Incorporated by reference to exhibit 3.2 to Form 10-SB, filed December 10, 2001)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
__________
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NOVA STAR INNOVATIONS, INC.

Date: March 28, 2014	By:	/s/ Mark S. Clayton
Mark S. Clayton
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2014	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer Principal Financial and Accounting Officer Director and President

Date: March 28, 2014	By:	/s/ Debi Lee
Debi Lee
Director and Secretary/Treasurer