Form 10-Q
period 2014-03-31
NOVA STAR INNOVATIONS INC
filed 2014-05-08
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

March 31, 2014

(Unaudited)

Nova Star Innovations, Inc.
(A Development Stage Company)
 Balance Sheets

	MAR 31, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,563	$3,263
Total current assets	8,563	3,263

TOTAL ASSETS	$8,563	$3,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$22,250	$19,350
Accounts payable	3,910	--
Notes payable – related party	61,400	61,400
Notes payable	64,000	58,700
Accrued interest – related party	6,851	5,623
Accrued interest	12,783	11,611
Total current liabilities	171,194	156,684
Total liabilities	171,194	156,684

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(189,631)	(180,421)
Total stockholders' Deficit	(162,631)	(153,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,563	$3,263

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON APR 25, 1986 TO MAR 31, 2014

Revenues	$--	$--	$--

Expenses
General and administrative	6,810	8,950	169,997
Total expenses	6,810	8,950	169,997

Net loss before other expenses	(6,810)	(8,950)	(169,997)

Other income (expense)
Interest expense – related party	(1,228)	(764)	(6,851)
Interest expense	(1,172)	(1,024)	(12,783)
Total other income (expense)	(2,400)	(1,788)	(19,634)

Loss from operations before income taxes	(9,210)	(10,738)	(189,631)

Income taxes	--	--	--

Net loss	$(9,210)	$(10,738)	$(189,631)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2014	FOR THE THREE MONTHS ENDED MAR 31, 2013	FROM INCEPTION ON APR 25, 1986 TO MAR 31, 2014
Cash Flows from Operating Activities
Net loss	$(9,210)	$(10,738)	$(189,631)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	10,000
Depreciation and amortization	--	--	17,000
Expenses paid by related party	2,900	5,100	78,150
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	3,910	(1,430)	3,910
Increase in accrued interest – related party	1,228	764	6,851
Increase in accrued interest	1,172	1,024	12,783
Net cash provided (used) by operating activities	--	(5,280)	(60,937)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	5,500	5,500
Cash advances received	5,300	--	64,000
Net cash provided by financing activities	5,300	5,500	69,500

Increase (decrease) in cash	5,300	220	8,563

Cash and cash equivalents at beginning of period	3,263	34	--

Cash and cash equivalents at end of period	$8,563	$254	$8,563

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for Income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted related party accounts payable and advances into loans	$--	$--	$91,100

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At March 31, 2014 our cash increased to $8,563 from $3,263 at December 31, 2013 primarily due to proceeds from loans. Our total liabilities increased to $171,194 at March 31, 2014 from $156,684 at December 31, 2013. This increase primarily represents accounts payable of $3,910 and $2,900 for professional services performed by or paid for by a stockholder, along with loans of $5,300 and accrued interest of $2,400 incurred during the three month period ended March 31, 2014 (“2014 first quarter”).

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

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased from $8,950 for the quarterly period ended March 31, 2013 (“2013 first quarter”) compared to $6,810 for the 2014 first quarter. The decrease in general and administrative expense in the 2014 first quarter primarily reflects decreased costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased from $1,788 for the 2013 first quarter to $2,400 for the 2014 first quarter and was due to accrued interest on loans.

Accordingly, our net loss decreased from $10,738 for the 2013 first quarter to $9,210 for the 2014 first quarter primarily due lower general and administrative expense. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2014 we recorded notes payable totaling $125,400 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2014 on all notes payable was $19,634.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: May 8, 2014	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director Principal Financial Officer