Form 10-Q
period 2014-06-30
NOVA STAR INNOVATIONS INC
filed 2014-07-29
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 21, 2014 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2014

(Unaudited)

Nova Star Innovations, Inc.
(A Development Stage Company)
 Condensed Balance Sheets

	JUNE 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,276	$3,263
Total current assets	3,276	3,263

TOTAL ASSETS	$3,276	$3,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$24,950	$19,350
Accounts payable	--	--
Notes payable – related party	61,400	61,400
Notes payable	64,000	58,700
Accrued interest – related party	8,079	5,623
Accrued interest	14,063	11,611
Total current liabilities	172,492	156,684
Total liabilities	172,492	156,684

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(196,216)	(180,421)
Total stockholders' Deficit	(169,216)	(153,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,276	$3,263

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON APR 25, 1986 TO JUNE 30, 2014

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	4,077	6,221	10,887	15,172	174,074
Total expenses	4,077	6,221	10,887	15,172	174,074

Net operating loss before other expense	(4,077)	(6,221)	(10,887)	(15,172)	(174,074)

Other income (expense), non-operating
Interest expense – related party	(1,228)	(817)	(2,456)	(1,581)	(8,079)
Interest expense	(1,280)	(1,024)	(2,452)	(2,048)	(14,063)
Total other income (expense)	(2,508)	(1,841)	(4,908)	(3,629)	(22,142)

Loss from operations before income taxes	(6,585)	(8,062)	(15,795)	(18,801)	(196,216)

Income taxes	0	0	0	0	0

Net loss	$(6,586)	$(8,062)	$(15,795)	$(18,801)	$(196,216)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FROM INCEPTION ON APR 25, 1986 TO JUNE 30, 2014
Cash Flows from Operating Activities
Net loss	$(15,795)	$(18,801)	$(196,216)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Shares issued for services	--	--	10,000
Depreciation and amortization	--	--	17,000
Expenses paid by related party	5,600	9,950	80,850
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	--	(68)	--
Increase in accrued interest – related party	2,456	1,581	8,079
Increase in accrued interest	2,452	2,048	14,063
Net cash provided (used) by operating activities	(5,287)	(5,290)	(66,224)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	5,500	5,500
Cash advances received	5,300	--	64,000
Net cash provided by financing activities	5,300	5,500	69,500

Increase (decrease) in cash	13	210	3,276

Cash and cash equivalents at beginning of period	3,263	34	--

Cash and cash equivalents at end of period	$3,276	$244	$3,276

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--	$--
Cash paid for Income taxes	$--	$--	$--

Non-Cash Investing and Financing Activities
Stock issued for marketing rights	$--	$--	$17,000
Converted related party accounts payable and advances into loans	$--	$--	$91,100

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
 (A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At June 30, 2014 our cash increased to $3,276 from $3,263 at December 31, 2013 and our total liabilities increased to $172,492 at June 30, 2014 from $156,684 at December 31, 2013. This increase primarily represents $5,600 for professional services performed by or paid for by a stockholder, along with loans of $5,300 and accrued interest of $4,908 incurred during the six month period ended June 30, 2014.

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

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased to $10,887 for the 2014 six month period compared to $15,172 for the six month ended June 30, 2013. General and administrative expense decreased to $4,077 for the three month period ended June 30, 2014 compared to $6,221 for the three month period ended June 30, 2013. The decrease in general and administrative expense in the 2014 first quarter primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $4,908 for the 2014 six month period compared to $3,629 for the 2013 six month period and increased to $2,508 for the 2014 second quarter compared to $1,841 for the 2013 second quarter and was attributable to accrued interest on loans.

Accordingly, our net loss decreased to $15,795 for the 2014 six month period compared to $18,801 for the 2013 six month period and decreased to $6,585 for the 2014 second quarter compared to $8,062 for the 2013 second quarter primarily due to lower general and administrative expense. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2014 we recorded notes payable totaling $125,400 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2014 on all notes payable was $22,142.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
______________
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

NOVA STAR INNOVATIONS, INC.

Date: July 29, 2014	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer