Form 10-Q
period 2014-09-30
NOVA STAR INNOVATIONS INC
filed 2014-11-12
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2014 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

September 30, 2014

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

	SEPT 30, 2014	DEC 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,899	$3,263
Total current assets	1,899	3,263
TOTAL ASSETS	$1,899	$3,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$27,550	$19,350
Accounts payable	--	--
Notes payable – related party	61,400	61,400
Notes payable	64,000	58,700
Accrued interest – related party	9,307	5,623
Accrued interest	15,343	11,611
Total current liabilities	177,600	156,684
Total liabilities	177,600	156,684

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(202,701)	(180,421)
Total stockholders' Deficit	(175,701)	(153,421)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,899	$3,263

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE THREE MONTHS ENDED SEPT 30, 2013	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013

Revenues	$0	$0	$0	$0

Expenses
General and administrative	3,977	6,111	14,864	21,283
Total expenses	3,977	6,111	14,864	21,283

Net operating loss before other expense	(3,977)	(6,111)	(14,864)	(21,283)

Other income (expense), non-operating
Interest expense – related party	(1,228)	(817)	(3,684)	(2,398)
Interest expense	(1,280)	(1,164)	(3,732)	(3,212)
Total other income (expense)	(2,508)	(1,981)	(7,416)	(5,610)

Loss from operations before income taxes	(6,485)	(8,092)	(22,280)	(26,893)

Income taxes	0	0	0	0

Net loss	$(6,485)	$(8,092)	$(22,280)	$(26,893)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

 Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2013
Cash Flows from Operating Activities
Net loss	$(22,280)	$(26,893)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,200	14,700
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	--	(1,429)
Increase in accrued interest – related party	3,684	2,398
Increase in accrued interest	3,732	3,212
Net cash provided (used) by operating activities	(6,664)	(8,012)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	5,500
Cash advances received	5,300	7,500
Net cash provided by financing activities	5,300	13,000

Increase (decrease) in cash	(1,364)	4,988

Cash and cash equivalents at beginning of period	3,263	34

Cash and cash equivalents at end of period	$1,899	$5,022

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

NOTE 3 – Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At September 30, 2014 our cash decreased to $1,899 as compared to $3,263 at December 31, 2013 and our total liabilities increased to $177,600 at September 30, 2014 as compared to $156,684 at December 31, 2013. The increase in total liabilities primarily represents $8,200 for professional services performed by or paid for by a stockholder, along with loans of $5,300 and accrued interest of $7,416 incurred during the nine month period ended September 30, 2014.

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

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased to $14,864 for the 2014 nine month period compared to $21,283 for the nine month ended September 30, 2013. General and administrative expense decreased to $3,977 for the three month period ended September 30, 2014 compared to $6,111 for the three month period ended September 30, 2013. The decrease in general and administrative expense in the 2014 interim periods primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $7,416 for the 2014 nine month period compared to $5,610 for the 2013 nine month period and increased to $2,508 for the 2014 third quarter compared to $1,981 for the 2013 third quarter and was attributable to accrued interest on loans.

Accordingly, our net loss decreased to $22,280 for the 2014 nine month period compared to $26,893 for the 2013 nine month period and decreased to $6,485 for the 2014 third quarter compared to $8,092 for the 2013 third quarter primarily due to lower general and administrative expense. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2014 we recorded notes payable totaling $125,400 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2014 on all notes payable was $24,650.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: November 12, 2014	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

