Form 10-K
period 2014-12-31
NOVA STAR INNOVATIONS INC
filed 2015-02-23
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___________ to ___________

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 18,000,000.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed or quoted to trade on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 10, below.) Our management has no experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to management’s limited experience with mergers and acquisitions, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our executive officers and directors. Our President, Mr. Clayton operates his own company and currently devotes his attention to this business. Our management may devote their attention to other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to us.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for future operations because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the rules and regulations created by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 2010, and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2014, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2014, the Company had limited assets, had a negative working capital of $182,384 and had incurred losses of $209,384 since inception (See Note 2 to the financial statements). Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is not quoted or listed on any market. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted or listed to trade on any public market.

Holders and Dividends

We had 85 stockholders of record as of February 13, 2015. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. We are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At December 31, 2014 our cash decreased to $124 compared to $3,263 at December 31, 2013. Our total liabilities increased to $182,508 for 2014 compared to $156,684 at December 31, 2013 and this increase primarily represents additional loans and accrued interest.

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

Results of Operations

We did not record revenues in either 2014 or 2013. General and administrative expense decreased to 19,039 for 2014 compared to $27,692 for 2013. Total other expense increased to $9,924 for 2014 compared to $7,601 for 2013 and these amounts represent interest expense on loans. Accordingly, our net loss decreased to $28,963 for 2014 compared to $35,293 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2014 we recorded notes payable totaling $144,750 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of December 31, 2014 on all notes payable was $27,158.

During 2013 we recorded accounts payable of $10,600 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party, which were converted to a note payable at year end (See Item 13 below).

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2014 and December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

Financial Statements

December 31, 2014 and 2013

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1466 N. HIGHWAY 89 STE. 230

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc., as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

February 17, 2015

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2014	DEC 31, 2013

ASSETS
CURRENT ASSETS
Cash	$124	$3,263
Total current assets	124	3,263

TOTAL ASSETS	$124	$3,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,600	$19,350
Notes payable – related party	80,750	61,400
Notes payable	64,000	58,700
Accrued interest – related party	10,535	5,623
Accrued interest	16,623	11,611
Total current liabilities	182,508	156,684
Total liabilities	182,508	156,684

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(209,384)	(180,421)
Total stockholders' deficit	(182,384)	(153,421)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$124	$3,263

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC. 31, 2013

Revenues	$--	$--

Expenses
General and administrative	19,039	27,692
Total expenses	19,039	27,692

Net loss before other expenses	(19,039)	(27,692)

Other income (expense)
Interest expense – related party	(4,912)	(3,215)
Interest expense	(5,012)	(4,386)
Total other income (expense)	(9,924)	(7,601)

Loss from operations before income taxes	(28,963)	(35,293)

Income taxes	--	--

Net loss	$(28,963)	(35,293)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the Years ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance - December 31, 2012	18,000,000	18,000	9,000	(145,128)
Net (loss) for the year ended December 31, 2013	-	-	-	(35,293)
Balance - December 31, 2013	18,000,000	$18,000	$9,000	$(180,421)
Net (loss) for the year ended December 31, 2014	-	-	-	(28,963)
Balance - December 31, 2014	18,000,000	$18,000	$9,000	$(209,384)

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2014	FOR THE YEAR ENDED DEC 31, 2013
Cash Flows from Operating Activities
Net loss	$(28,963)	$(35,293)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	10,600	19,350
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	--	(1,429)
Increase in accrued interest	5,012	4,386
Increase in accrued interest – related party	4,912	3,215

Net cash provided (used) by operating activities	(8,439)	(9,771)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances – related party	--	5,500
Cash advances received	5,300	7,500
Net cash provided by financing activities	5,300	13,000

Increase (decrease) in cash	(3,139)	3,229

Cash and cash equivalents at beginning of period	3,263	34

Cash and cash equivalents at end of period	$124	$3,263

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

Non-Cash Investing and Financing Activities
Converted related party accounts payableand advances into loans	$19,350	$20,550

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

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

e.	Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

	For the Years Ended December 31,
	2014	2013
Net Loss (numerator)	$(28,963)	$(35,293)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2014 and 2013, the Company had no potentially dilutive common stock equivalents issued.

f.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2014 and December 31, 2013.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $182,384 and has incurred losses of $209,384 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $209,384 and $180,421 as of December 31, 2014 and December 31, 2013, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 3 - Income Taxes (continued)

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2014	2013
Net operating loss carryforward	$71,190	$61,343
Valuation allowance	(71,190)	(61,343)
Deferred tax asset	$--	$--

The change in the valuation allowance was $9,847 during the year ended December 31, 2014.

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2014	2013
Current Federal tax	$--	$--
Current State tax	--	--
Change in NOL benefit	9,847	12,000
Change in valuation allowance	(9,847)	(12,000)
	$--	$--

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2014	2013
Beginning Balance	$--	$--
Additions based on tax positions related to current year	--	--
Additions for tax positions of prior years	--	--
Reductions for tax positions of prior years	--	--
Reductions in benefit due to income tax expense	--	--
Ending Balance	$--	$--

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 4 - Accounts and Notes Payable

Through December 31, 2013, the Company had recorded as accounts payable $86,550 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $27,158 and $17,234 at December 31, 2014 and 2013 respectively.

A related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $10,600 in 2014 and $19,350 in 2013.

NOTE 5 - Stockholders’ Equity

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste-milling device. The value of this issuance was $17,000.

During 2003, the Company issued 1,000,000 shares of common stock, for services rendered, valued at $10,000 (or $.01 per share).

NOTE 6 - Recent Pronouncement

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

NOTE 7 - Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. When applicable, we categorize each of our fair value measurements in one of these three levels based on the lowest level input that are significant to the fair value measurement in its entirety.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2014 and 2013

NOTE 7 - Fair Value Measurements (continued)

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	57	Director and President	July 5, 2000 until our next annual meeting
Debi Lee	60	Director and Secretary/Treasurer	March 2009 until our next annual meeting

Mark S. Clayton -- Mr. Clayton is the owner and President of Fitness Equipment Source, a company that wholesales exercise equipment. He has operated that business for over 20 years. He graduated from the University of Utah with a bachelor’s degree in business management.

Debi Lee -- Ms. Lee retired in March 2006. From 2001 to March 2006 Ms. Lee was employed as a Manager at the Grand America Hotel, located in Salt Lake City, Utah. Her former business experience has been primarily in sales, marketing and management in the catering industry.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2014. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of February 13, 2015.

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
(2) Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $10,600 in 2014 and $19,350 in 2013. At December 31, 2014 the $19,350 account payable was converted to a note payable. The Company has notes payable owing to First Equity totaling $80,750 at December 31, 2014. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent public registered accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services rendered by that firm.

	2013	2014
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

______________

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

NOVA STAR INNOVATIONS, INC.

Date: February 23, 2015	By:	/s/ Mark S. Clayton
Mark S. Clayton
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2015	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer Principal Financial and Accounting Officer Director and President

Date: February 23, 2015	By:	/s/ Debi Lee
Debi Lee
Director and Secretary/Treasurer

