Form 10-Q
period 2015-03-31
NOVA STAR INNOVATIONS INC
filed 2015-05-08
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2015 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

March 31, 2015

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

	MAR 31, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,374	$124
Total current assets	1,374	124

TOTAL ASSETS	$1,374	$124

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$13,400	$10,600
Notes payable – related party	80,750	80,750
Notes payable	69,000	64,000
Accrued interest – related party	12,150	10,535
Accrued interest	17,917	16,623
Total current liabilities	193,217	182,508
Total liabilities	193,217	182,508

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(218,843)	(209,384)
Total stockholders' Deficit	(191,843)	(182,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,374	$124

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014

Revenues	$--	$--

Expenses
General and administrative	6,550	6,810
Total expenses	6,550	6,810

Net operating loss before other expense	(6,550)	(6,810)

Other income (expense), non-operating
Interest expense – related party	(1,615)	(1,228)
Interest expense	(1,294)	(1,172)
Total other income (expense)	(2,909)	(2,400)

Loss from operations before income taxes	(9,459)	(9,210)

Income taxes	--	--

Net loss	$(9,459)	$(9,210)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2015	FOR THE THREE MONTHS ENDED MAR 31, 2014
Cash Flows from Operating Activities
Net loss	$(9,459)	$(9,210)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,800	2,900
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	--	3,910
Increase in accrued interest – related party	1,615	1,228
Increase in accrued interest	1,294	1,172
Net cash provided (used) by operating activities	(3,750)	--

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances received	5,000	5,300
Net cash provided by financing activities	5,000	5,300

Increase (decrease) in cash	1,250	5,300

Cash and cash equivalents at beginning of period	124	3,263

Cash and cash equivalents at end of period	$1,374	$8,563

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

NOTE 3 – Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At March 31, 2015 our cash increased to $1,374 as compared to $124 at December 31, 2014 and our total liabilities increased to $193,217 at March 31, 2015 as compared to $182,508 at December 31, 2014. The increase in total liabilities primarily represents $2,800 for professional services performed by or paid for by a stockholder, along with loans of $5,000 and accrued interest of $2,909 incurred during the first quarter ended March 31, 2015.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $6,550 for the 2015 first quarter compared to $6,810 for the 2014 first quarter. The decrease in general and administrative expense in the 2015 first quarter primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $2,909 for the 2015 first quarter compared to $2,400 for the 2014 first quarter and was attributable to accrued interest on loans.

Accordingly, our net loss increased to $9,459 for the 2015 first quarter compared to $9,210 for the 2014 first quarter primarily due to accrued interest expense. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2015 we recorded notes payable totaling $149,750 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2015 on all notes payable was $30,067.

At March 31, 2015 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: May 6, 2015	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

