Form 10-Q
period 2015-06-30
NOVA STAR INNOVATIONS INC
filed 2015-08-11
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(801) 323-2395

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of August 5, 2015 was 18,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

June 30, 2015

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

	JUNE 30, 2015	DEC 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,550	$124
Total current assets	3,550	124

TOTAL ASSETS	$3,550	$124

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$15,200	$10,600
Notes payable - related party	80,750	80,750
Notes payable	72,476	64,000
Accrued interest - related party	13,765	10,535
Accrued interest	19,300	16,623
Total current liabilities	201,491	182,508
Total liabilities	201,491	182,508

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(224,941)	(209,384)
Total stockholders' Deficit	(197,941)	(182,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,550	$124

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014

Revenues	$0	$0	$0	$0

Expenses
General and administrative	3,100	4,077	9,650	10,887
Total expenses	3,100	4,077	9,650	10,887

Net operating loss before other expense	(3,100)	(4,077)	(9,650)	(10,887)

Other income (expense), non-operating
Interest expense - related party	(1,615)	(1,228)	(3,230)	(2,456)
Interest expense	(1,383)	(1,280)	(2,677)	(2,452)
Total other income (expense)	(2,998)	(2,508)	(5,907)	(4,908)

Loss from operations before income taxes	(6,098)	(6,585)	(15,557)	(15,795)

Income taxes	0	0	0	0

Net loss	$(6,098)	$(6,585)	$(15,557)	$(15,795)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2014
Cash Flows from Operating Activities
Net loss	$(15,557)	$(15,795)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	4,600	5,600
Changes in operating assets and liabilities:
Increase in accrued interest - related party	3,230	2,456
Increase in accrued interest	2,677	2,452
Net cash provided (used) by operating activities	(5,050)	(5,287)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances received	8,476	5,300
Net cash provided by financing activities	8,476	5,300

Increase (decrease) in cash	3,426	13

Cash and cash equivalents at beginning of period	124	3,263

Cash and cash equivalents at end of period	$3,550	$3,276

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2015

NOTE 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

NOTE 3 - Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

In this report references to "Nova Star," "the Company," "we," "us," and "our" refer to Nova Star Innovations, Inc.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission ("SEC") encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "intend," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2015 our cash increased to $3,550 as compared to $124 at December 31, 2014 and our total liabilities increased to $201,491 at June 30, 2015 as compared to $182,508 at December 31, 2014. The increase in total liabilities primarily represents $4,600 for professional services performed by or paid for by a stockholder, along with loans of $8,476 and accrued interest of $5,907 incurred during the six months ended June 30, 2015.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $9,650 for the 2015 six month period compared to $10,887 for the 2014 six month period. General and administrative expense decreased to $3,100 for the 2015 second quarter compared to $4,077 for the 2014 second quarter. The decrease in general and administrative expense in the 2015 interim periods primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $5,907 for the 2015 six month period compared to $4,908 for the 2014 six month period and increased to $2,998 for the 2015 second quarter compared to $2,508 for the 2014 second quarter. The increase for the interim periods was attributable to accrued interest on loans.

Our net loss decreased to $15,557 for the 2015 six month period compared to $15,796 for the 2014 six month period and decreased to $6,098 for the 2015 second quarter compared to $6,585 for the 2014 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2015 we recorded notes payable totaling $153,226 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2015 on all notes payable was $33,065.

At June 30, 2015 two lenders represent in excess of 95% of the Company's accounts payable and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the recently enacted Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency"

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

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

________________

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

NOVA STAR INNOVATIONS, INC.

Date: August 10, 2015	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director Principal Financial Officer

