Form 10-Q
period 2015-09-30
NOVA STAR INNOVATIONS INC
filed 2015-10-30
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

The number of shares outstanding of the registrant's common stock as of October 30, 2015 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

September 30, 2015

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2015	DEC 31, 2014

ASSETS
CURRENT ASSETS
Cash	$3,050	$124
Total current assets	3,050	124

TOTAL ASSETS	$3,050	$124

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$17,000	$10,600
Accounts payable – vendors	800	--
Notes payable – related party	80,750	80,750
Notes payable	72,476	64,000
Accrued interest – related party	15,380	10,535
Accrued interest	20,750	16,623
Total current liabilities	207,156	182,508
Total liabilities	207,156	182,508

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(231,106)	(209,384)
Total stockholders' Deficit	(204,106)	(182,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,050	$124

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE THREE MONTHS ENDED SEPT 30, 2014	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014

Revenues	$0	$0	$0	$0

Expenses
General and administrative	3,100	3,977	12,750	14,864
Total expenses	3,100	3,977	12,750	14,864

Net operating loss before other expense	(3,100)	(3,977)	(12,750)	(14,864)

Other income (expense), non-operating
Interest expense – related party	(1,615)	(1,228)	(4,845)	(3,684)
Interest expense	(1,450)	(1,280)	(4,127)	(3,732)
Total other income (expense)	(3,065)	(2,508)	(8,972)	(7,416)

Loss from operations before income taxes	(6,165)	(6,485)	(21,722)	(22,280)

Income taxes	0	0	0	0

Net loss	$(6,165)	$(6,485)	$(21,722)	$(22,280)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2014
Cash Flows from Operating Activities
Net loss	$(21,722)	$(22,280)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,400	8,200
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	--
Increase in accrued interest – related party	4,845	3,684
Increase in accrued interest	4,127	3,732
Net cash provided (used) by operating activities	(5,550)	(6,664)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Cash advances received	8,476	5,300
Net cash provided by financing activities	8,476	5,300

Increase (decrease) in cash	2,926	(1,364)

Cash and cash equivalents at beginning of period	124	3,263

Cash and cash equivalents at end of period	$3,050	$1,899

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2015 our cash increased to $3,050 as compared to $124 at December 31, 2014 and our total liabilities increased to $207,156 at September 30, 2015 as compared to $182,508 at December 31, 2014. The increase in total liabilities primarily represents $6,400 for professional services performed by or paid for by a stockholder, along with loans of $8,476 and accrued interest of $8,972 incurred during the nine months ended September 30, 2015.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $12,750 for the 2015 nine month period compared to $14,864 for the 2014 nine month period. General and administrative expense decreased to $3,100 for the 2015 third quarter compared to $3,977 for the 2014 third quarter. The decrease in general and administrative expense in the 2015 interim periods primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $8,972 for the 2015 nine month period compared to $7,416 for the 2014 nine month period and increased to $3,065 for the 2015 third quarter compared to $2,508 for the 2014 third quarter. The increase for the interim periods was attributable to accrued interest on loans.

Our net loss decreased to $21,722 for the 2015 nine month period compared to $22,280 for the 2014 nine month period and decreased to $6,165 for the 2015 third quarter compared to $6,485 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2015 we recorded notes payable totaling $153,226 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2015 on all notes payable was $36,130.

At September 30, 2015 two lenders represent in excess of 95% of the Company's accounts payable and notes payable.

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

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
___________

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

NOVA STAR INNOVATIONS, INC.

Date: October 30, 2015	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director Principal Financial Officer

