Form 10-K
period 2015-12-31
NOVA STAR INNOVATIONS INC
filed 2016-03-22
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code: (801) 323-2395

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

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

The number of shares outstanding of the registrant's common stock as of March 1, 2016 was 18,000,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

In this report references to "Nova Star," "we," "us," "our" and "the Company" refer to Nova Star Innovations, Inc.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1. BUSINESS

Historical Development

Nova Star Innovations, Inc. was incorporated in the state of Maine on April 25, 1986 as Hystar Aerospace Marketing Corporation of Maine ("Hystar-Maine"). Hystar-Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device; however, the venture was found to be cost prohibitive and Hystar-Maine ceased such activities. On April 11, 2001, Hystar-Maine completed a change of domicile merger with Nova Star Innovations, Inc. for the sole purpose of changing Hystar-Maine's domicile to the state of Nevada.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis of Financial Condition and Results of Operations;
•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and
•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," below.

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

The current economy creates more challenges for the success of our business plan. With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past. However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Nova Star.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not quoted to trade on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management. This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 10, below.) Our management has no experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to management's limited experience with mergers and acquisitions, they may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

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

A decision to participate in a specific business opportunity may be made upon our management's analysis of:

•	the quality of the business opportunity's management and personnel,
•	the anticipated acceptability of its new products or marketing concept,
•	the merit of its technological changes,
•	the perceived benefit that it will derive from becoming a publicly held entity, and
•	numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually used to pay legal costs, accounting costs, finder's fees, consultant's fees and other related expenses. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us. We have no present arrangements or understandings respecting any of these types of fees.

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

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by "back door" registrations.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, and compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

If we acquire a "non-reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such "non-reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, the Company had limited assets, had a negative working capital of $210,886 and had incurred losses of $237,886 since inception. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is not quoted or listed on any market. Accordingly, there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144. Any "restricted securities" issued by the Company while we are a shell company cannot be publicly sold for at least one year from the date when we file Form 10 information regarding the business opportunity involved in any acquisition, reorganization or merger that results in the Company no longer being considered a shell company. In addition we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

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

Holders and Dividends

We had 85 stockholders of record as of March 1, 2016. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At December 31, 2015 our cash increased to $235 compared to $124 at December 31, 2014. Our total liabilities increased to $211,121 for 2015 compared to $182,508 at December 31, 2014 and this increase primarily represents additional loans and accrued interest.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $16,465 for 2015 compared to $19,039 for 2014. Total other expense increased to $12,037 for 2015 compared to $9,924 for 2014 and these amounts represent interest expense on loans. Accordingly, our net loss decreased to $28,502 for 2015 compared to $28,963 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2015 we recorded notes payable totaling $163,826 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of December 31, 2015 on all notes payable was $39,195.

During 2015 we recorded accounts payable of $8,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party. During 2014 we recorded accounts payable of $10,600 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party, the $10,600 amount was converted to a note payable at year end 2015. (See Item 13 below).

Two lenders represent in excess of 95% of the Company's accounts payable and notes payable for the fiscal years ended December 31, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an "emerging growth company" under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

Financial Statements

December 31, 2015 and 2014

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nova Star Innovations, Inc, as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc., as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 3, 2016

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2015	DEC 31, 2014
ASSETS
CURRENT ASSETS
Cash	$235	$124
Total current assets	235	124

TOTAL ASSETS	$235	$124

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,100	$10,600
Notes payable – related party	91,350	80,750
Notes payable	72,476	64,000
Accrued interest – related party	16,995	10,535
Accrued interest	22,200	16,623
Total current liabilities	211,121	182,508
Total liabilities	211,121	182,508

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(237,886)	(209,384)
Total stockholders' deficit	(210,886)	(182,384)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$235	$124

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014

Revenues	$--	$--

Expenses
General and administrative	16,465	19,039
Total expenses	16,465	19,039

Net loss before other expenses	(16,465)	(19,039)

Other income (expense)
Interest expense – related party	(6,460)	(4,912)
Interest expense	(5,577)	(5,012)
Total other income (expense)	(12,037)	(9,924)

Loss from operations before income taxes	(28,502)	(28,963)

Income taxes	--	--

Net loss	$(28,502)	(28,963)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the Years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2013	18,000,000	$18,000	$9,000	$(180,421)	$(153,421)
Net income (loss) for the year ended December 31, 2014	-	-	-	(28,963)	(28,963)
Balance – December 31, 2014	18,000,000	18,000	9,000	(209,384)	(182,384)
Net income (loss) for the year ended December 31, 2015	-	-	-	(28,502)	(28,502)
Balance – December 31, 2015	18,000,000	$18,000	$9,000	$(237,886)	$(210,886)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2015	FOR THE YEAR ENDED DEC 31, 2014
Cash Flows from Operating Activities
Net loss	$(28,502)	$(28,963)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	8,100	10,600
Changes in operating assets and liabilities:
Increase in accrued interest – related party	6,460	4,912
Increase in accrued interest	5,577	5,012
Net cash provided (used) by operating activities	(8,365)	(8,439)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--
Cash Flows from Financing Activities
Cash advances received	8,476	5,300
Net cash provided by financing activities	8,476	5,300

Increase (decrease) in cash	111	(3,139)

Cash and cash equivalents at beginning of period	124	3,263

Cash and cash equivalents at end of period	$235	$124

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--
Non-Cash Investing and Financing Activities
Converted related party accounts payable and advances into loans	$10,600	$19,350

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	For the Years Ended December 31,
	2015	2014

Net Loss (numerator)	$(28,502)	$(28,963)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2015 and 2014, the Company had no potentially dilutive common stock equivalents issued.

f.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company's Accounts Payable and Notes Payable for the fiscal years ended December 31, 2015 and December 31, 2014.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $210,886 and has incurred losses of $237,886 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

NOTE 3 – INCOME TAXES

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $237,886 and $209,384 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through 2032. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2015	2014

Net operating loss carryforward (at 34%)	$80,881	$71,190
Valuation allowance	(80,881)	(71,190)
Deferred tax asset	$--	$--

The change in the valuation allowance was $ 9,691 during the year ended December 31, 2015.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 – INCOME TAXES (continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2015	2014
Current Federal tax	$--	$--
Current State tax	--	--
Change in NOL benefit	9,691	9,847
Change in valuation allowance	(9,691)	(9,847)
	$--	$--

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

NOTE 4 – ACCOUNTS AND NOTES PAYABLE

Through December 31, 2015, the Company had recorded as accounts payable $171,926 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $39,195 and $27,158 at December 31, 2015 and 2014, respectively.

A related party, First Equity Holdings Corp., invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $8,100 in 2015 and $10,600 in 2014.

NOTE 5 – STOCKHOLDERS' EQUITY

There was no stock issued during 2015 and 2014.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 6 – RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Form 8-K filed March 19, 2014, Pritchett Siler & Hardy, P.C. became the Company's independent registered public accounting firm on March 10, 2014.

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

Management's Annual Report on Internal Control over Financial Reporting

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), "Internal Control - Integrated Framework," to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	58	Director and President	July 5, 2000 until our next annual meeting
Debi Lee	61	Director and Secretary/Treasurer	March 2009 until our next annual meeting

Mark S. Clayton - Mr. Clayton is the owner and President of Fitness Equipment Source, a company that wholesales exercise equipment. He has operated that business for over 20 years. He graduated from the University of Utah with a bachelor's degree in business management.

Debi Lee - Ms. Lee retired in March 2006. From 2001 to March 2006 Ms. Lee was employed as a Manager at the Grand America Hotel, located in Salt Lake City, Utah. Her former business experience has been primarily in sales, marketing and management in the catering industry.

During the past ten years none of our executive officers have been involved in any legal proceedingsthat are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2015. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company, or a change in the named executive officer's responsibilities following a change in control.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 1, 2016.

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

(2)	Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. ("First Equity"), a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $8,100 in 2015 and $10,600 in 2014. At December 31, 2015 the $10,600 account payable was converted to a note payable. The Company has notes payable owing to First Equity totaling $91,350 at December 31, 2015. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock. Such shares represent 83.4% of our issued and outstanding shares.

Director Independence

None of our directors are independent directors as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as "independent" who are neither officers nor employees of the Company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent public registered accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services rendered by that firm.

	2014	2015
Audit fees	$5,100	$5,100
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The audited financial statements of Nova Star Innovations, Inc. are included in this report under Item 8 on pages 13 through 22.

(a) (2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a) (3) Exhibits

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

NOVA STAR INNOVATIONS, INC.

Date: March 22, 2016	By:	/s/ Mark S. Clayton
Mark S. Clayton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2016	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer
Principal Financial and Accounting Officer Director and President

Date: March 22, 2016	By	/s/ Debi Lee
Debi Lee
Director and Secretary/Treasurer

