Form 10-Q
period 2016-03-31
NOVA STAR INNOVATIONS INC
filed 2016-05-12
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant's common stock as of May 6, 2016 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

March 31, 2016

(Unaudited)

NOVA STAR INNOVATIONS, INC.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$3,935	$235
Total current assets	3,935	235

TOTAL ASSETS	$3,935	$235

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,200	$8,100
Accounts payable – vendors	3,000	-
Notes payable – related party	91,350	91,350
Notes payable	76,676	72,476
Accrued interest – related party	18,822	16,995
Accrued interest	23,650	22,200
Total current liabilities	223,698	211,121

Total liabilities	223,698	211,121

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(246,763)	(237,886)
Total stockholders' Deficit	(219,763)	(210,886)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,935	$235

The accompanying notes are an integral part of these financial statements

NOVA STAR INNOVATIONS, INC.
Condensed Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015

Revenues	$-	$-

Expenses
General and administrative	5,600	6,550
Total expenses	5,600	6,550

Net operating loss before other expense	(5,600)	(6,550)

Other income (expense), non-operating
Interest expense – related party	(1,827)	(1,615)
Interest expense	(1,450)	(1,294)
Total other income (expense)	(3,277)	(2,909)

Loss from operations before income taxes	(8,877)	(9,459)

Income taxes	-	-

Net loss	$(8,877)	$(9,459)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

NOVA STAR INNOVATIONS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2016	FOR THE THREE MONTHS ENDED MAR 31, 2015
Cash Flows from Operating Activities
Net loss	$(8,877)	$(9,459)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,800
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	3,000	-
Increase in accrued interest – related party	1,827	1,615
Increase in accrued interest	1,450	1,294
Net cash provided (used) by operating activities	(500)	(3,750)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable	4,200	5,000
Net cash provided by financing activities	4,200	5,000

Increase (decrease) in cash	3,700	1,250

Cash and cash equivalents at beginning of period	235	124

Cash and cash equivalents at end of period	$3,935	$1,374

The accompanying notes are an integral part of these financial statements

NOVA STAR INNOVATIONS, INC.

Notes to the Unaudited Condensed Financial Statements

March 31, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At March 31, 2016 our cash increased to $3,935 as compared to $235 at December 31, 2015 and our total liabilities increased to $223,698 at March 31, 2016 as compared to $211,121 at December 31, 2015. The increase in total liabilities primarily represents accounts payable of $2,100 for professional services performed by or paid for by a stockholder or vendor, along with loans of $4,200 and accrued interest of $3,277 incurred during the first quarter ended March 31, 2016.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $5,600 for the 2016 first quarter compared to $6,550 for the 2015 first quarter. The decrease in general and administrative expense in the 2016 first quarter primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $3,277 for the 2016 first quarter compared to $2,909 for the 2015 first quarter. The increase for the interim periods was attributable to accrued interest on notes payable.

Our net loss decreased to $8,877 for the 2016 first quarter compared to $9,459 for the 2015 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2016 we recorded notes payable totaling $168,026 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2016 on all notes payable was $42,472.

At March 31, 2016 two lenders represent in excess of 95% of the Company's accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

__________

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

NOVA STAR INNOVATIONS, INC.

Date: May 12, 2016	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

