Form 10-Q
period 2016-06-30
NOVA STAR INNOVATIONS INC
filed 2016-08-08
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares outstanding of the registrant's common stock as of August 1, 2016 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

June 30, 2016

(Unaudited)

  Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$435	$235
Total current assets	435	235

TOTAL ASSETS	$435	$235

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$11,800	$8,100
Accounts payable – vendors	800	--
Notes payable – related party	91,350	91,350
Notes payable	76,676	72,476
Accrued interest – related party	20,649	16,995
Accrued interest	25,184	22,200
Total current liabilities	226,459	211,121

Total liabilities	226,459	211,121

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(253,024)	(237,886)
Total stockholders' Deficit	(226,024)	(210,886)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435	$235

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE THREE MONTHS ENDED JUNE 30, 2015	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015

Revenues	$0	$0	$0	$0

Expenses
General and administrative	2,900	3,100	8,500	9,650
Total expenses	2,900	3,100	8,500	9,650

Net operating loss before other expense	(2,900)	(3,100)	(8,500)	(9,650)

Other income (expense), non-operating
Interest expense – related party	(1,827)	(1,615)	(3,654)	(3,230)
Interest expense	(1,534)	(1,383)	(2,984)	(2,677)
Total other income (expense)	(3,361)	(2,998)	(6,638)	(5,907)

Loss from operations before income taxes	(6,261)	(6,098)	(15,138)	(15,557)

Income taxes	0	0	0	0

Net loss	$(6,261)	$(6,098)	$(15,138)	$(15,557)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2015
Cash Flows from Operating Activities
Net loss	$(15,138)	$(15,557)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,700	4,600
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	--
Increase in accrued interest – related party	3,654	3,230
Increase in accrued interest	2,984	2,677
Net cash provided (used) by operating activities	(4,000)	(5,050)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	4,200	8,476
Net cash provided by financing activities	4,200	8,476

Increase (decrease) in cash	200	3,426

Cash and cash equivalents at beginning of period	235	124

Cash and cash equivalents at end of period	$435	$3,550

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2016

NOTE 1 - Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2016 our cash increased to $435 as compared to $235 at December 31, 2015 and our total liabilities increased to $226,459 at June 30, 2016 as compared to $211,121 at December 31, 2015. The increase in total liabilities primarily represents accounts payable of $3,700 for professional services performed by or paid for by a stockholder or vendor, along with loans of $4,200 and accrued interest of $6,638 incurred during the six month period ended June 30, 2016.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $8,500 for the 2016 six month period compared to $9,650 for the 2015 six month period. General and administrative expense decreased to $2,900 for the 2016 second quarter compared to $3,100 for the 2015 second quarter. The decrease in general and administrative expense in the 2016 six month period primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $6,638 for the 2016 six month period compared to $5,907 for the 2015 six month period. Total other expense increased to $3,361 for the 2016 second quarter compared to $2,998 for the 2015 second quarter. The increase for the interim periods was attributable to accrued interest on notes payable.

Our net loss decreased to $15,138 for the 2016 six month period compared to $15,557 for the 2015 six month period. Our net loss increased to $6,261 for the 2016 second quarter compared to $6,098 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2016 we recorded notes payable totaling $168,026 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2016 on all notes payable was $45,833.

At June 30, 2016 two lenders represent in excess of 95% of the Company's accounts payable and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: August 4, 2016	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director Principal Financial Officer

