Form 10-Q
period 2016-09-30
NOVA STAR INNOVATIONS INC
filed 2016-11-03
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-0369457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#281, 369 East 900 South, Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Financial Statements

September 30, 2016

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$2,650	$235
Total current assets	2,650	235

TOTAL ASSETS	$2,650	$235

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable – related party	$13,400	$8,100
Notes payable – related party	91,350	91,350
Notes payable	81,176	72,476
Accrued interest – related party	22,476	16,995
Accrued interest	26,784	22,200
Total current liabilities	235,186	211,121

Total liabilities	235,186	211,121

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(259,536)	(237,886)
Total stockholders' Deficit	(232,536)	(210,886)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,650	$235

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE THREE MONTHS ENDED SEPT 30, 2015	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015

Revenues	$0	$0	$0	$0

Expenses
General and administrative	3,085	3,100	11,585	12,750
Total expenses	3,085	3,100	11,585	12,750

Net operating loss before other expense	(3,085)	(3,100)	(11,585)	(12,750)

Other income (expense), non-operating
Interest expense – related party	(1,827)	(1,615)	(5,481)	(4,845)
Interest expense	(1,600)	(1,450)	(4,584)	(4,127)
Total other income (expense)	(3,427)	(3,065)	(10,065)	(8,972)

Loss from operations before income taxes	(6,512)	(6,165)	(21,650)	(21,722)

Income taxes	0	0	0	0

Net loss	$(6,512)	$(6,165)	$(21,650)	$(21,722)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2015
Cash Flows from Operating Activities
Net loss	$(21,650)	$(21,722)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,300	6,400
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	--	800
Increase in accrued interest – related party	5,481	4,845
Increase in accrued interest	4,584	4,127
Net cash provided (used) by operating activities	(6,285)	(5,550)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	8,700	8,476
Net cash provided by financing activities	8,700	8,476

Increase (decrease) in cash	2,415	2,926

Cash and cash equivalents at beginning of period	235	124

Cash and cash equivalents at end of period	$2,650	$3,050

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2016

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2016 our cash increased to $2,650 as compared to $235 at December 31, 2015 and our total liabilities increased to $235,186 at September 30, 2016 as compared to $211,121 at December 31, 2015. The increase in total liabilities primarily represents accounts payable of $5,300 for professional services performed by or paid for by a stockholder, along with loans of $8,700 and accrued interest of $10,065 incurred during the nine month period ended September 30, 2016.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $11,585 for the 2016 nine month period compared to $12,750 for the 2015 nine month period. General and administrative expense decreased to $3,085 for the 2016 third quarter compared to $3,100 for the 2015 third quarter. The decrease in general and administrative expense in the 2016 nine month period primarily reflects reduced costs related to professional consulting services and other expenses paid on our behalf.

Total other expense increased to $10,065 for the 2016 nine month period compared to $8,972 for the 2015 nine month period. Total other expense increased to $3,427 for the 2016 third quarter compared to $3,065 for the 2015 third quarter. The increase for the interim periods was attributable to accrued interest on notes payable.

Our net loss decreased to $21,650 for the 2016 nine month period compared to $21,722 for the 2015 nine month period. Our net loss increased to $6,512 for the 2016 third quarter compared to $5,165 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2016 we recorded notes payable totaling $172,526 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2016 on all notes payable was $49,260.

At September 30, 2016 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Departure of Directors and Certain Officers

On July 28, 2016, Debi Lee resigned her positions as Director and Secretary/Treasurer of Nova Star. The board of directors intends to fill the vacancy on the board of directors at a later date. Mr. Clayton will perform the duties of the Secretary/Treasurer until another person is appointed to that office.

Amendments to Articles of Incorporation and Bylaws

On September 13, 2016, Nova Star Innovations, Inc. filed Articles of Domestication in the state of Wyoming; effectively moving the Company’s state of domicile from Nevada to Wyoming. This change of domicile did not result in any changes to the organization of the Company, nor any changes in the outstanding shares or percentage of shares held by the stockholders of the surviving domestic corporation. However, due to the change of state of incorporation the board of directors adopted new bylaws filed as exhibit 3(ii) to this Form 10-Q.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description

31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description

3(i)	Articles of Domestication of Nova Star Innovations, Inc., dated September 13, 2016
3(ii)	Bylaws of Nova Star Innovations, Inc.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

_____________

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

NOVA STAR INNOVATIONS, INC.

Date: November 3, 2016	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director Principal Financial Officer

