Form 10-K
period 2016-12-31
NOVA STAR INNOVATIONS INC
filed 2017-03-20
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _________ to __________

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

The number of shares outstanding of the registrant’s common stock as of March 17, 2017 was 18,000,000.

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

Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Nova Star.

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

Our management will analyze the business opportunities; however, Mr. Clayton, Director and President, is not a professional business analysts. (See Part III, Item 10, below.) He has not had experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to his limited experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between the Company and our executive officer and director. Our President, Mr. Clayton operates his own company and currently devotes his attention to this business. He may devote his attention to other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing director may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2016, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2016, the Company had limited assets, had a negative working capital of $238,887 and had incurred losses of $265,887 since inception. Based upon these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders and Dividends

We had 85 stockholders of record as of March 17, 2017. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At December 31, 2016 our cash increased to $1,350 compared to $235 at December 31, 2015. Our total liabilities increased to $240,237 for 2016 compared to $211,121 at December 31, 2015 and this increase primarily represents additional loans and accrued interest.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $14,485 for 2016 compared to $16,465 for 2015. Total other expense increased to $13,516 for 2016 compared to $12,037 for 2015 and these amounts represent interest expense on loans. Accordingly, our net loss decreased to $28,001 for 2016 compared to $28,502 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2016 we recorded notes payable totaling $180,626 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of December 31, 2016 on all notes payable was $52,711.

During 2016 we recorded accounts payable of $6,900 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party. During 2015 we recorded accounts payable of $8,100 representing administrative and professional services and out-of-pocket costs provided to or paid on behalf of the Company by a related party. (See Item 13 below).

Two lenders represent in excess of 95% of the Company’s accounts payable and notes payable for the fiscal years ended December 31, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

________________________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheets of Nova Star Innovations, Inc, as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc., as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2016	DEC 31, 2015

ASSETS
CURRENT ASSETS
Cash	$1,350	$235
Total current assets	1,350	235

TOTAL ASSETS	$1,350	$235

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,900	$8,100
Notes payable – related party	99,450	91,350
Notes payable	81,176	72,476
Accrued interest – related party	24,303	16,995
Accrued interest	28,408	22,200
Total current liabilities	240,237	211,121
Total liabilities	240,237	211,121

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(265,887)	(237,886)
Total stockholders' deficit	(238,887)	(210,886)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,350	$235

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015

Revenues	$--	$--

Expenses
General and administrative	14,485	16,465
Total expenses	14,485	16,465

Net loss before other expenses	(14,485)	(16,465)

Other income (expense)
Interest expense – related party	(7,308)	(6,460)
Interest expense	(6,208)	(5,577)
Total other income (expense)	(13,516)	(12,037)

Loss from operations before income taxes	(28,001)	(28,502)

Income taxes	--	--

Net loss	$(28,001)	$(28,502)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the Years ended December 31, 2015 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2014	18,000,000	$18,000	$9,000	$(209,384)	$(182,384)
Net income (loss) for the year ended December 31, 2015	-	-	-	(28,502)	(28,502)
Balance – December 31, 2015	18,000,000	18,000	9,000	(237,886)	(210,886)
Net income (loss) for the year ended December 31, 2016	-	-	-	(28,001)	(28,001)
Balance – December 31, 2016	18,000,000	$18,000	$9,000	$(265,887)	$(238,887)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2016	FOR THE YEAR ENDED DEC 31, 2015
Cash Flows from Operating Activities
Net loss	$(28,001)	$(28,502)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,900	8,100
Changes in operating assets and liabilities:
Increase in accrued interest – related party	7,308	6,460
Increase in accrued interest	6,208	5,577
Net cash provided (used) by operating activities	(7,585)	(8,365)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--
Cash Flows from Financing Activities
Proceeds from notes payable	8,700	8,476
Net cash provided by financing activities	8,700	8,476

Increase (decrease) in cash	1,115	111

Cash and cash equivalents at beginning of year	235	124

Cash and cash equivalents at end of year	$1,350	$235

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into loans	$8,100	$10,600

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated in Maine on April 25, 1986 as Hystar Aerospace marketing Corporation of Maine. On April 11, 2001 the Company merged with Nova Star Innovations, Inc. (Nova Star) a Nevada corporation, in a domicile merger. On September 13, 2016, Nova Star Innovations, Inc. moved the Company’s state of domicile from Nevada to Wyoming.

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

	For the Years Ended December 31,
	2016	2015
Net Loss (numerator)	$(28,001)	$(28,502)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2016 and 2015, the Company had no potentially dilutive common stock equivalents issued.

f. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2016 and December 31, 2015.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $238,887 and has incurred losses of $265,887 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 265,887 and $ 237,886 as of December 31, 2016 and December 31, 2015, respectively, which may be offset against future taxable income through 2033. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2016	2015
Net operating loss carryforward (at 34%)	$90,402	$80,881
Valuation allowance	(90,402)	(80,881)
Deferred tax asset	$--	$--

The change in the valuation allowance was $9,521 during the year ended December 31, 2016.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 – INCOME TAXES (continued)

A reconciliation of amounts obtained by applying the Federal tax rate of 34% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2016	2015
Federal tax provision (at 34%)	$9,521	$9,691
Change in valuation allowance	(9,521)	(9,691)
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, 2014 and 2013.

NOTE 4 – ACCOUNTS AND NOTES PAYABLE

Through December 31, 2016, the Company had recorded as accounts payable $187,526 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand.

Accrued interest, including related party accrued interest, was $52,711 and $39,195 at December 31, 2016 and 2015 respectively.

A shareholder invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,900 in 2016 and $8,100 in 2015.

NOTE 5 – STOCKHOLDERS’ EQUITY

No shares were issued in 2016 or 2015.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 6 – RECENT PRONOUNCEMENT

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in our independent registered public accounting firm or disagreement with such accountants on accounting financial disclosure during the past two fiscal years.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our director and executive officer, and his age and biographical information are presented below. Our bylaws require two directors who serve until our next annual meeting or until each is succeeded by a qualified director. We currently have a vacancy on our board of directors. Our executive officers are appointed by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term
Mark S. Clayton	59	Director President, Secretary and Treasurer	July 5, 2000 until our next annual meeting

Mark S. Clayton -- Mr. Clayton is the owner and President of Fitness Equipment Source, a company that wholesales exercise equipment. He has operated that business for over 20 years. He graduated from the University of Utah with a bachelor’s degree in business management. We believe his experience as an owner of small private company providing products to the public may provide valuable insights during the investigation of business opportunities.

During the past ten years our executive officer has not been involved in any legal proceedings that are material to an evaluation of their ability or integrity; namely: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

Code of Ethics

Since we have only one person serving as director and executive officer, and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only one person serving as director and executive officer. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2016. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 17, 2017.

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

(2)	Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,900 in 2016 and $8,100 in 2015. At December 31, 2016 the $8,100 account payable was converted to a note payable. In addition, the Company has notes payable owing to First Equity totaling $99,450 at December 31, 2016. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

Parent Company

VIP Worldnet, Inc. is our parent company and beneficially owns 15,009,450 shares of our common stock. Such shares represent 83.4% of our issued and outstanding shares.

Director Independence

Our director is not an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the Company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent public registered accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services rendered by that firm.

26

	2016	2015
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description

3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3(i).2	Wyoming Articles of Domestication of Nova Star Innovations, Inc., dated September 13, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed November 3, 2016)
3(ii)	Bylaws Nova Star Innovations, Inc. (Incorporated by reference to exhibit 3(ii) to Form 10-Q, filed November 3, 2016)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

___________________

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

NOVA STAR INNOVATIONS, INC.

Date: March 17, 2017	By:	/s/ Mark S. Clayton
Mark S. Clayton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2017	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer
Principal Financial and Accounting Officer Director President and Secretary/Treasurer

