Form 10-Q
period 2017-03-31
NOVA STAR INNOVATIONS INC
filed 2017-05-10
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

March 31, 2017

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$1,350	$1,350
Total current assets	1,350	1,350

TOTAL ASSETS	$1,350	$1,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,900
Accounts payable	3,500	--
Notes payable – related party	99,450	99,450
Notes payable	81,176	81,176
Accrued interest – related party	26,292	24,303
Accrued interest	30,032	28,408
Total current liabilities	249,450	240,237
Total liabilities	249,450	240,237

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(275,100)	(265,887)
Total stockholders’ deficit	(248,100)	(238,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,350	$1,350

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016

Revenues	$--	$--

Expenses
General and administrative	5,600	5,600
Total expenses	5,600	5,600

Net loss before other expenses	(5,600)	(5,600)

Other income (expense)
Interest expense – related party	(1,989)	(1,827)
Interest expense	(1,624)	(1,450)
Total other income (expense)	(3,613)	(3,277)

Loss from operations before income taxes	(9,213)	(8,877)

Income taxes	--	--

Net loss	$(9,213)	$(8,877)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2017	FOR THE THREE MONTHS ENDED MAR 31, 2016
Cash Flows from Operating Activities
Net loss	$(9,213)	$(8,877)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,100
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	3,500	3,000
Increase in accrued interest – related party	1,989	1,827
Increase in accrued interest	1,624	1,450
Net cash provided (used) by operating activities	--	(500)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	--	4,200
Net cash provided by financing activities	--	4,200

Increase (decrease) in cash	--	3,700

Cash and cash equivalents at beginning of period	1,350	235

Cash and cash equivalents at end of period	$1,350	$3,935

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At March 31, 2017 our cash was $1,350 as compared to $1,350 at December 31, 2016 and our total liabilities increased to $249,450 at March 31, 2017 as compared to $240,237 at December 31, 2016. The increase in total liabilities during the three month period ended March 31, 2017 represents accounts payable of $2,100 for professional services performed by or paid for by a stockholder, $3,500 owed to vendors and accrued interest of $3,613.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense was $5,600 for the 2017 first quarter and the 2016 first quarter.

Total other expense increased to $3,613 for the 2017 first quarter compared to $3,277 for the 2016 first quarter. The increase for the 2017 first quarter was attributable to accrued interest on notes payable.

Our net loss increased to $9,213 for the 2017 first quarter compared to $8,877 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2017 we recorded notes payable of $81,176 and notes payable-related party of $99,450 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2017 on all notes payable was $56,324.

At March 31, 2017 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

Part II Exhibits

No.	Description

3(i)	Wyoming Articles of Domestication of Nova Star Innovations, Inc., dated September 13, 2016 (Incorporated by reference to exhibit 3(i) to Form 10-Q, filed November 3, 2016)

3(ii)	Bylaws of Nova Star Innovations, Inc. Incorporated by reference to exhibit 3(ii) to Form 10-Q, Filed November 3, 2016)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

_________

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

NOVA STAR INNOVATIONS, INC.

Date: May 10, 2017	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

