Form 10-Q
period 2017-06-30
NOVA STAR INNOVATIONS INC
filed 2017-08-08
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

June 30, 2017

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$550	$1,350
Total current assets	550	1,350

TOTAL ASSETS	$550	$1,350

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,900
Notes payable – related party	99,450	99,450
Notes payable	85,176	81,176
Accrued interest – related party	28,281	24,303
Accrued interest	31,690	28,408
Total current liabilities	255,097	240,237
Total liabilities	255,097	240,237

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(281,547)	(265,887)
Total stockholders' deficit	(254,547)	(238,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$550	$1,350

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE THREE MONTHS ENDED JUNE 30, 2016	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016

Revenues	$-	$-	$-	$-

Expenses
General and administrative	2,800	2,900	8,400	8,500
Total expenses	2,800	2,900	8,400	8,500

Net loss before other expenses	(2,800)	(2,900)	(8,400)	(8,500)

Other income (expense)
Interest expense – related party	(1,989)	(1,827)	(3,978)	(3,654)
Interest expense	(1,658)	(1,534)	(3,282)	(2,984)
Total other income (expense)	(3,647)	(3,361)	(7,260)	(6,638)

Loss from operations before income taxes	(6,447)	(6,261)	(15,660)	(15,138)

Income taxes	-	-	-	-

Net loss	$(6,447)	$(6,261)	$(15,660)	$(15,138)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2016
Cash Flows from Operating Activities
Net loss	$(15,660)	$(15,138)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,700
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	--	800
Increase in accrued interest – related party	3,978	3,654
Increase in accrued interest	3,282	2,984
Net cash provided (used) by operating activities	(4,800)	(4,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable	4,000	4,200
Net cash provided by financing activities	4,000	4,200

Increase (decrease) in cash	(800)	200

Cash and cash equivalents at beginning of period	1,350	235

Cash and cash equivalents at end of period	$550	$435

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2017 our cash was $550 compared to $1,350 at December 31, 2016 and our total liabilities increased to $255,097 at June 30, 2017 compared to $240,237 at December 31, 2016. The increase in total liabilities during the six month period ended June 30, 2017 represents accounts payable of $3,600 for professional services performed by or paid for by a stockholder, a third party loan of $4,000 and accrued interest of $7,260.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense was $8,400 for the six month period ended June 30, 2017 (“2017 six month period”) compared to $8,500 for the six month period ended June 30, 2016 (“2016 six month period”). General and administrative expense was $2,800 for the 2017 second quarter compared to $2,900 for the 2016 second quarter.

Total other expense representing accrued interest on notes payable increased to $7,260 for the 2017 six month period compared to $6,638 for the 2016 six month period and increased to $3,647 for the 2017 second quarter compared to $3,361 for the 2016 second quarter.

Our net loss increased to $15,660 for the 2017 six month period compared to $15,138 for the 2016 six month period and increased to $6,447 for the 2017 second quarter compared to $6,261 for the 2016 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2017 we recorded notes payable of $85,176 and notes payable-related party of $99,450 representing services received, as well as cash advances received from related and third parties. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2017 on all notes payable was $59,971.

At June 30, 2017 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: August 8, 2017	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

