Form 10-Q
period 2017-09-30
NOVA STAR INNOVATIONS INC
filed 2017-11-09
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

September 30, 2017

(Unaudited)

 Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$1,215	$1,350
Total current assets	1,215	1,350

TOTAL ASSETS	$1,215	$1,350

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$12,000	$6,900
Accounts payable	800	--
Notes payable – related party	100,750	99,450
Notes payable	85,176	81,176
Accrued interest – related party	30,287	24,303
Accrued interest	33,394	28,408
Total current liabilities	262,407	240,237
Total liabilities	262,407	240,237

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(288,192)	(265,887)
Total stockholders' deficit	(261,192)	(238,887)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,215	$1,350

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE THREE MONTHS ENDED SEPT 30, 2016	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,935	3,085	11,335	11,585
Total expenses	2,935	3,085	11,335	11,585

Net loss before other expenses	(2,935)	(3,085)	(11,335)	(11,585)

Other income (expense)
Interest expense – related party	(2,006)	(1,827)	(5,984)	(5,481)
Interest expense	(1,704)	(1,600)	(4,986)	(4,584)
Total other income (expense)	(3,710)	(3,427)	(10,970)	(10,065)

Loss from operations before income taxes	(6,645)	(6,512)	(22,305)	(21,650)

Income taxes	--	--	--	--

Net loss	$(6,645)	$(6,512)	$(22,305)	$(21,650)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2016
Cash Flows from Operating Activities
Net loss	$(22,305)	$(21,650)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,100	5,300
Changes in operating assets and liabilities:
Increase in accounts payable – vendor	800	--
Increase in accrued interest – related party	5,984	5,481
Increase in accrued interest	4,986	4,584
Net cash provided (used) by operating activities	(5,435)	(6,285)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,300	--
Proceeds from notes payable	4,000	8,700
Net cash provided by financing activities	5,300	8,700

Increase (decrease) in cash	(135)	2,415

Cash and cash equivalents at beginning of period	1,350	235

Cash and cash equivalents at end of period	$1,215	$2,650

The accompanying notes are an integral part of these financial statements

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2017

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

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

NOTE 3 – Notes Payable

During the nine months ended September 30, 2017, the Company borrowed $1,300 from a related party and $4,000 from third parties. These loans are due on demand and bear interest at the rate of 8%.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2017 our cash was $1,215 compared to $1,350 at December 31, 2016 and our total liabilities increased to $262,407 at September 30, 2017 compared to $240,237 at December 31, 2016. The increase in total liabilities during the nine month period ended September 30, 2017 represents accounts payable of $5,100 for professional services performed by or paid for by a stockholder, an account payable of $800 to a vendor, related and third party loans of $5,300 and accrued interest of $10,970.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense was $11,335 for the nine month period ended September 30, 2017 (“2017 nine month period”) compared to $11,585 for the nine month period ended September 30, 2016 (“2016 nine month period”). General and administrative expense was $2,935 for the 2017 third quarter compared to $3,085 for the 2016 third quarter.

Total other expense representing accrued interest on notes payable increased to $10,970 for the 2017 nine month period compared to $10,065 for the 2016 nine month period and increased to $3,710 for the 2017 third quarter compared to $3,427 for the 2016 third quarter.

Our net loss increased to $22,305 for the 2017 nine month period compared to $21,650 for the 2016 nine month period and increased to $6,645 for the 2017 third quarter compared to $6,512 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2017 we recorded notes payable of $85,176 and notes payable to a related party of $100,750 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2017 on all notes payable was $63,681.

During the nine months ended September 30, 2017, the Company received advances of $4,000 from a third party and $1,300 from a related party. Interest expense for the $5,300 for the nine months ended September 30, 2017 was $227.

At September 30, 2017 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

Part II Exhibits

No.	Description

3(i)	Wyoming Articles of Domestication of Nova Star Innovations, Inc., dated September 13, 2016 (Incorporated by reference to exhibit 3(i) to Form 10Q, filed November 3, 2016)

3(ii)	Bylaws of Nova Star Innovations, Inc. Incorporated by reference to exhibit 3(ii) to Form 10Q, Filed November 3, 2016)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

NOVA STAR INNOVATIONS, INC.

Date: November 9, 2017	By:	/s/ Mark S. Clayton
Mark S. Clayton President and Director Principal Financial Officer

