Form 10-K
period 2017-12-31
NOVA STAR INNOVATIONS INC
filed 2018-03-23
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of March 16, 2018 was 18,000,000.

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

Our management will analyze the business opportunities; however, Mr. Clayton, Director and President, is not a professional business analysts (See Part III, Item 10, below). He has not had experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to his limited experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between the Company and our executive officer and director. Our President, Mr. Clayton, operates his own company and currently devotes his attention to this business. He may devote his attention to other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2017, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

Holders and Dividends

We had 85 stockholders of record as of March 16, 2018. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At December 31, 2017 our cash decreased to $615 compared to $1,350 at December 31, 2016. Our total liabilities increased to $268,349 for 2017 compared to $240,237 at December 31, 2016 and this increase primarily represents additional loans and accrued interest.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense decreased to $14,135 for 2017 compared to $14,485 for 2016. Total other expense increased to $14,712 for 2017 compared to $13,516 for 2016 and these amounts represent interest expense on loans. Accordingly, our net loss increased to $28,847 for 2017 compared to $28,001 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2017, we recorded notes payable of $85,176 and notes payable-related party of $109,150. The notes payable represent services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of December 31, 2017 on all notes payable was $67,423.

During 2017 we recorded accounts payable-related party of $6,600 and $6,900 for 2016. These accounts payable relate to consulting services and professional services provided by a stockholder. At December 31, 2017 the $6,900 accounts payable for 2016 were converted to a note payable owed to the stockholder. (See Item 13, below.)

At December 31, 2017 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period of enactment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

Financial Statements

December 31, 2017 and 2016

Douglas W. Child, CPA Cameron J. Pribble, CPA Ryan L. Steuart, CPA Natalie J. Murphy, CPA	Kristofer Heaton, CPA Cory J. Hunter, CPA Jared N. Stevens, MTax Conrad M. Smith, MBA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nova Star Innovations, Inc. (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 9, 2018

Farmington Office: 1438 North Highway 89, Ste. 120 Farmington, UT 84025 (801) 447-9572	Members of the AICPA and UACPA www.pinncpas.com	Ogden Office: 3590 Harrison Blvd. Ste. GL-2 Ogden, UT 84403 801) 399-1183

PRITCHETT, SILER & HARDY, P.C. CERTIFIED PUBLIC ACCOUNTANTS A PROFESSIONAL CORPORATION 1438 N. HIGHWAY 89 STE. 130 FARMINGTON, UTAH 84025 _______________ (801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

We have audited the accompanying balance sheet of Nova Star Innovations, Inc., as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nova Star Innovations, Inc., as of December 31, 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

March 17, 2017

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2017	DEC 31, 2016

ASSETS
CURRENT ASSETS
Cash	$615	$1,350
Total current assets	615	1,350

TOTAL ASSETS	$615	$1,350

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,600	$6,900
Notes payable – related party	109,150	99,450
Notes payable	85,176	81,176
Accrued interest – related party	32,325	24,303
Accrued interest	35,098	28,408
Total current liabilities	268,349	240,237
Total liabilities	268,349	240,237

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(294,734)	(265,887)
Total stockholders’ deficit	(267,734)	(238,887)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$615	$1,350

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC. 31, 2016

Revenues	$--	$--

Expenses
General and administrative	14,135	14,485
Total expenses	14,135	14,485

Net loss before other expenses	(14,135)	(14,485)

Other income (expense)
Interest expense – related party	(8,022)	(7,308)
Interest expense	(6,690)	(6,208)
Total other income (expense)	(14,712)	(13,516)

Loss from operations before income taxes	(28,847)	(28,001)

Income taxes		--

Net loss	$(28,847)	$(28,001)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders’ Deficit
For the Years ended December 31, 2016 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2015	18,000,000	$18,000	$9,000	$(237,886)	$(210,886)
Net income (loss) for the year ended December 31, 2016	-	-	-	(28,001)	(28,001)
Balance – December 31, 2016	18,000,000	18,000	9,000	(265,887)	(238,887)
Net income (loss) for the year ended December 31, 2017	-	-	-	(28,847)	(28,847)
Balance – December 31, 2017	18,000,000	$18,000	$9,000	$(294,734)	$(267,734)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2017	FOR THE YEAR ENDED DEC 31, 2016
Cash Flows from Operating Activities
Net loss	$(28,847)	$(28,001)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	6,900
Changes in operating assets and liabilities:
Increase in accrued interest – related party	8,022	7,308
Increase in accrued interest	6,690	6,208
Net cash provided (used) by operating activities	(7,535)	(7,585)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--
Cash Flows from Financing Activities
Proceeds from notes payable – related party	2,800
Proceeds from notes payable	4,000	8,700
Net cash provided by financing activities	6,800	8,700

Increase (decrease) in cash	(735)	1,115

Cash and cash equivalents at beginning of year	1,350	235

Cash and cash equivalents at end of year	$615	$1,350

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,900	$8,100

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated in Maine on April 25, 1986 as Hystar Aerospace marketing Corporation of Maine. On April 11, 2001 the Company merged with Nova Star Innovations, Inc. (Nova Star) a Nevada corporation, in a domicile merger. On September 13, 2016, Nova Star Innovations, Inc. filed Articles of Domestication in the state of Wyoming moving the Company’s state of domicile to Wyoming.

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

	For the Years Ended December 31,
	2017	2016
Net Loss (numerator)	$(28,847)	$(28,001)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2017 and 2016, the Company had no potentially dilutive common stock equivalents issued.

f. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2017 and December 31, 2016.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $267,734 and has incurred losses of $294,734 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $ 294,734 and $ 265,887 as of December 31, 2017 and December 31, 2016, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2017	2016
Net operating loss carryforward (at 21% and 34%)	$61,894	$90,402
Valuation allowance	(61,894)	(90,402)
Deferred tax asset	$--	$--

A reconciliation of amounts obtained by applying the Federal tax rate to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2017	2016
Federal tax benefit (at 21% and 34%)	$6,058	$9,521
Change in valuation allowance	28,058	(9,521)
Effect of rate change on Deferred Tax Asset	(34,566)	--
	$--	$--

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

NOTE 4 - ACCOUNTS AND NOTES PAYABLE

Through December 31, 2017, the Company had recorded as accounts payable $200,926 for services as well as cash advances received both from related and unrelated parties. It was the intent of management and counter parties to issue common stock of the Company for these liabilities at some future date, therefore they were carried as accounts payable and advances. However, it was subsequently determined that it was not in the best interests of the parties to issue stock for these liabilities, therefore, the parties have agreed that these liabilities will be treated as promissory notes. The accounts payable and advances on the books as of January 1, 2011 were converted to Notes Payable which bear interest at 8% and are due on demand. In subsequent years the accounts payable–related party at the end of the preceding year have been converted to promissory notes including at December 31, 2016 and 2017.

Accrued interest, including related party accrued interest, was $67,423 and $52,711 at December 31, 2017 and 2016 respectively.

A related party invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,600 in 2017 and $6,900 in 2016.

NOTE 5 - STOCKHOLDERS’ EQUITY

No shares were issued in 2017 or 2016.

NOTE 6 - RECENT PRONOUNCEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2018, Pritchett Siler & Hardy, P.C., Certified Public Accountants, resigned as our independent registered public accounting firm. Pritchett Siler & Hardy, P.C. had audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal year ended December 31, 2017.

There were no disagreements between the Company and our independent registered public accounting firms related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term

Mark S. Clayton	60	Director President, Secretary and Treasurer	July 5, 2000 until our next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2017. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 16, 2018.

CERTAIN BENEFICIAL OWNERS

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class

VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450	(1)	83.4
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,252,000	(2)	7.0

_________

(1)	VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

(2)	Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp. (“First Equity”), a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,600 in 2017 and $6,900 in 2016. At December 31, 2017 the $6,900 accounts payable for 2016 was converted to a note payable. In addition, the Company has notes payable owing to First Equity totaling $109,150 at December 31, 2017. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our former independent public registered accounting firm, Pritchett, Siler & Hardy, P.C., in connection with the audit of our financial statements and other professional services rendered by that firm.

	2017	2016
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Nova Star Innovations, Inc. are included in this report under Item 8 on pages 13 through 23.

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

___________

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

NOVA STAR INNOVATIONS, INC.

Date: March 23, 2018	By:	/s/ Mark S. Clayton
Mark S. Clayton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2018	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer
Principal Financial and Accounting Officer
Director
President and Secretary/Treasurer

