Form 10-Q
period 2018-03-31
NOVA STAR INNOVATIONS INC
filed 2018-05-04
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2018 was 18,000,000.

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

March 31, 2018

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	MAR 31, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$615	$615
Total current assets	615	615

TOTAL ASSETS	$615	$615

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,700	$6,600
Accounts payable	3,500	--
Notes payable – related party	109,150	109,150
Notes payable	85,176	85,176
Accrued interest – related party	34,508	32,325
Accrued interest	36,802	35,098
Total current liabilities	277,836	268,349
Total liabilities	277,836	268,349

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(304,221)	(294,734)
Total stockholders' deficit	(277,221)	(267,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$615	$615

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017

Revenues	$--	$--

Expenses
General and administrative	5,600	5,600
Total expenses	5,600	5,600

Net loss before other expenses	(5,600)	(5,600)

Other income (expense)
Interest expense – related party	(2,183)	(1,989)
Interest expense	(1,704)	(1,624)
Total other income (expense)	(3,887)	(3,613)

Loss from operations before income taxes	(9,487)	(9,213)

Income taxes	--	--

Net loss	$(9,487)	$(9,213)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MAR 31, 2018	FOR THE THREE MONTHS ENDED MAR 31, 2017
Cash Flows from Operating Activities
Net loss	$(9,487)	$(9,213)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	2,100	2,100
Changes in operating assets and liabilities:
Increase in accounts payable	3,500	3,500
Increase in accrued interest – related party	2,183	1,989
Increase in accrued interest	1,704	1,624
Net cash provided (used) by operating activities	--	--

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Net cash provided (used) by financing activities	--	--

Increase (decrease) in cash	--	--

Cash and cash equivalents at beginning of period	615	1,350

Cash and cash equivalents at end of period	$615	$1,350

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – Related Party Transactions

During the quarter ended March 31, 2018, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $2,100. Notes payable – related party at March 31, 2018 were $109,150. Accrued interest at March 31, 2018 was $34,508. The notes bear interest at 8% and are due on demand.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At March 31, 2018 our cash was $615 compared to $615 at December 31, 2017 and our total liabilities increased to $277,836 at March 31, 2018 compared to $268,349 at December 31, 2017. The increase in total liabilities during the three month period ended March 31, 2018 represents accounts payable of $2,100 for professional services performed by or paid for by a stockholder, an account payable to a vendor of $3,500 and accrued interest of $3,887.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense was $5,600 for the three month period ended March 31, 2018 (“2018 first quarter”) compared to $5,600 for the three month period ended March 31, 2017 (“2017 first quarter”).

Total other expense representing accrued interest on notes payable increased to $3,887 for the 2018 first quarter compared to $3,613 for the 2017 first quarter.

Our net loss increased to $9,487 for the 2018 first quarter compared to $9,213 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2018 we recorded notes payable of $85,176 and notes payable to a related party of $109,150 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2018 on all notes payable was $71,310.

During the three months ended March 31, 2018, First Equity Holdings Corp., a shareholder, paid for or performed professional services totaling $2,100.

At March 31, 2018 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: May 4, 2018	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director Principal Financial Officer

