Form 10-Q
period 2018-06-30
NOVA STAR INNOVATIONS INC
filed 2018-08-09
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

June 30, 2018

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$15	$615
Total current assets	15	615

TOTAL ASSETS	$15	$615

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,200	$6,600
Notes payable – related party	113,350	109,150
Notes payable	85,176	85,176
Accrued interest – related party	36,758	32,325
Accrued interest	38,506	35,098
Total current liabilities	283,990	268,349
Total liabilities	283,990	268,349

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(310,975)	(294,734)
Total stockholders' deficit	(283,975)	(267,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$615

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE THREE MONTHS ENDED JUNE 30, 2017	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,800	8,400	8,400
Total expenses	2,800	2,800	8,400	8,400

Net loss before other expenses	(2,800)	(2,800)	(8,400)	(8,400)

Other income (expense)
Interest expense – related party	(2,250)	(1,989)	(4,433)	(3,978)
Interest expense	(1,704)	(1,658)	(3,408)	(3,282)
Total other income (expense)	(3,954)	(3,647)	(7,841)	(7,260)

Loss from operations before income taxes	(6,754)	(6,447)	(16,241)	(15,660)

Income taxes	--	--	--	--

Net loss	$(6,754)	$(6,447)	$(16,241)	$(15,660)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2017
Cash Flows from Operating Activities
Net loss	$(16,241)	$(15,660)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,600	3,600
Changes in operating assets and liabilities:
Increase in accrued interest – related party	4,433	3,978
Increase in accrued interest	3,408	3,282
Net cash provided (used) by operating activities	(4,800)	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	4,200	4,000
Net cash provided (used) by financing activities	4,200	4,000

Increase (decrease) in cash	(600)	(800)

Cash and cash equivalents at beginning of period	615	1,350

Cash and cash equivalents at end of period	$15	$550

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – Related Party Transactions

During the six months ended June 30, 2018, a shareholder invoiced the Company $3,600 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company.

During the six months ended June 30, 2018, a shareholder loaned the Company $4,200. The notes bear interest at 8% and are due on demand. Notes payable – related party totaled $113,350 at June 30, 2018. Accrued interest at June 30, 2018 was $36,758.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2018 our cash was $15 compared to $615 at December 31, 2017 and our total liabilities increased to $283,990 at June 30, 2018 compared to $268,349 at December 31, 2017. The increase in total liabilities during the six month period ended June 30, 2018 represents accounts payable of $3,600 for professional services performed by or paid for by a stockholder, proceeds from notes payable – related party of $4,200 and accrued interest of $7,841.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense was $2,800 for the three month period ended June 30, 2018 (“2018 second quarter”) compared to $2,800 for the three month period ended June 30, 2017 (“2017 second quarter”). General and administrative expense was $8,400 for the six month period ended June 30, 2018 (“2018 six month period”) compared to $8,400 for the six month period ended June 30, 2017 (“2017 six month period”).

Total other expense representing accrued interest on notes payable increased to $3,954 for the 2018 second quarter compared to $3,647 for the 2017 second quarter and increased to $7,841 for the 2018 six month period compared to $7,260 for the 2017 six month period.

Our net loss increased to $6,754 for the 2018 second quarter compared to $6,447 for the 2017 second quarter and increased to $16,241 for the 2018 six month period compared to $15,660 for the 2017 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2018 we recorded notes payable of $85,176 and notes payable to a related party of $113,350 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2018 on all notes payable was $75,264.

During the six months ended June 30, 2018, First Equity Holdings Corp., a shareholder, paid for or performed professional services totaling $3,600.

At June 30, 2018 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

____________

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

NOVA STAR INNOVATIONS, INC.

Date: August 9, 2018	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

