Form 10-Q
period 2018-09-30
NOVA STAR INNOVATIONS INC
filed 2018-11-07
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

September 30, 2018

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$15	$615
Total current assets	15	615

TOTAL ASSETS	$15	$615

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$11,700	$6,600
Accounts payable	1,300	--
Notes payable – related party	113,350	109,150
Notes payable	85,176	85,176
Accrued interest – related party	39,025	32,325
Accrued interest	40,210	35,098
Total current liabilities	290,761	268,349
Total liabilities	290,761	268,349

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(317,746)	(294,734)
Total stockholders' deficit	(290,746)	(267,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15	$615

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE THREE MONTHS ENDED SEPT 30, 2017	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,800	2,935	11,200	11,335
Total expenses	2,800	2,935	11,200	11,335

Net loss before other expenses	(2,800)	(2,935)	(11,200)	(11,335)

Other income (expense)
Interest expense – related party	(2,267)	(2,006)	(6,700)	(5,984)
Interest expense	(1,704)	(1,704)	(5,112)	(4,986)
Total other income (expense)	(3,971)	(3,710)	(11,812)	(10,970)

Loss from operations before income taxes	(6,771)	(6,645)	(23,012)	(22,305)

Income taxes	--	--	--	--

Net loss	$(6,771)	$(6,645)	$(23,012)	$(22,305)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2017
Cash Flows from Operating Activities
Net loss	$(23,012)	$(22,305)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	5,100	5,100
Changes in operating assets and liabilities:
Accounts payable	1,300	800
Increase in accrued interest – related party	6,700	5,984
Increase in accrued interest	5,112	4,986
Net cash provided (used) by operating activities	(4,800)	(5,435)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	4,200	1,300
Proceeds from notes payable	--	4,000
Net cash provided (used) by financing activities	4,200	5,300

Increase (decrease) in cash	(600)	(135)

Cash and cash equivalents at beginning of period	615	1,350

Cash and cash equivalents at end of period	$15	$1,215

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, a shareholder invoiced the Company $5,100 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of September 30, 2018 and December 31, 2017, the Company owed the shareholder $11,700 and $6,600, respectively.

During the nine months ended September 30, 2018, a shareholder loaned the Company $4,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2018 and December 31, 2017were $113,350 and $109,150, respectively. Accrued interest at September 30, 2018 and December 31, 2017 was $39,025 and $32,325, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2018 our cash was $15 compared to $615 at December 31, 2017 and our total liabilities increased to $290,761 at September 30, 2018 compared to $268,349 at December 31, 2017. The increase in total liabilities during the nine month period ended September 30, 2018 represents accounts payable of $1,300 and accounts payable – related party of $5,100 for professional services performed by or paid for by a stockholder, proceeds from notes payable – related party of $4,200 and accrued interest of $11,812.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense was $2,800 for the three month period ended September 30, 2018 (“2018 third quarter”) compared to $2,935 for the three month period ended September 30, 2017 (“2017 third quarter”). General and administrative expense was $11,200 for the nine month period ended September 30, 2018 (“2018 nine month period”) compared to $11,335 for the nine month period ended September 30, 2017 (“2017 nine month period”).

Total other expense representing interest expense on notes payable increased to $3,971 for the 2018 third quarter compared to $3,710 for the 2017 third quarter and increased to $11,812 for the 2018 nine month period compared to $10,970 for the 2017 nine month period.

Our net loss increased to $6,771 for the 2018 third quarter compared to $6,645 for the 2017 third quarter and increased to $23,012 for the 2018 nine month period compared to $22,305 for the 2017 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2018 we recorded notes payable of $85,176 and notes payable to a related party, First Equity Holdings Corp., of $113,350 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2018 on all notes payable was $79,235.

During the nine months ended September 30, 2018, First Equity Holdings Corp., a shareholder, paid for or performed professional services totaling $5,100. At September 30, 2018, we owe First Equity Holdings Corp. an aggregate of $11,700 for accounts payable.

At September 30, 2018 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

_________________

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

NOVA STAR INNOVATIONS, INC.

Date: November 6, 2018	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

