Form 10-K
period 2018-12-31
NOVA STAR INNOVATIONS INC
filed 2019-03-19
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period _________ to _________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 19, 2019 was 18,000,000.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not quoted to trade on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such opportunities.

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

Available Information

We currently do not have a Company website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

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

Holders and Dividends

We had 85 stockholders of record as of March 19, 2019. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception. We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses. At December 31, 2018 our cash decreased to $115 compared to $615 at December 31, 2017. Our total liabilities increased to $297,660 for 2018 compared to $268,349 at December 31, 2017 and this increase primarily represents additional loans and accrued interest.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense decreased to $14,000 for 2018 compared to $14,135 for 2017. Total other expense increased to $15,811 for 2018 compared to $14,712 for 2017 and these amounts represent interest expense on loans. Accordingly, our net loss increased to $29,811 for 2018 compared to $28,847 for 2017. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2018, we reported notes payable of $85,176 and notes payable-related party of $121,350. The notes payable represent services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of December 31, 2018 on all notes payable was $83,234.

During 2018 we recorded accounts payable-related party of $6,600 and $6,600 for 2017. These accounts payable relate to consulting services and professional services provided by a stockholder. At December 31, 2018 the $6,600 accounts payable for 2017 were converted to a note payable owed to the stockholder. (See Item 13, below.)

At December 31, 2018 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

Financial Statements

December 31, 2018 and 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

___________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (the Company) as of December 31 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 12, 2019

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2018	DEC 31, 2017

ASSETS
CURRENT ASSETS
Cash	$115	$615
Total current assets	115	615

TOTAL ASSETS	$115	$615

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,600	$6,600
Accounts payable	1,300	--
Notes payable – related party	121,350	109,150
Notes payable	85,176	85,176
Accrued interest – related party	41,320	32,325
Accrued interest	41,914	35,098
Total current liabilities	297,660	268,349
Total liabilities	297,660	268,349

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(324,545)	(294,734)
Total stockholders' deficit	(297,545)	(267,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$115	$615

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017

Revenues	$--	$--

Expenses
General and administrative	14,000	14,135
Total expenses	14,000	14,135

Net loss before other expenses	(14,000)	(14,135)

Other income (expense)
Interest expense – related party	(8,995)	(8,022)
Interest expense	(6,816)	(6,690)
Total other income (expense)	(15,811)	(14,712)

Loss from operations before income taxes	(29,811)	(28,847)

Income taxes	--

Net loss	$(29,811)	$(28,847)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statement of Stockholders' Deficit

For the Years ended December 31, 2017 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2016	18,000,000	$18,000	$9,000	$(265,887)	$(238,887)
Net income (loss) for the year ended December 31, 2017	-	-	-	(28,847)	(28,847)
Balance – December 31, 2017	18,000,000	18,000	9,000	(294,734)	(267,734)
Net income (loss) for the year ended December 31, 2018	-	-	-	(29,811)	(29,811)
Balance – December 31, 2018	18,000,000	$18,000	$9,000	$(324,545)	$(297,545)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2018	FOR THE YEAR ENDED DEC 31, 2017
Cash Flows from Operating Activities
Net loss	$(29,811)	$(28,847)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,600	6,600
Changes in operating assets and liabilities:
Accounts Payable	1,300	--
Increase in accrued interest – related party	8,995	8,022
Increase in accrued interest	6,816	6,690
Net cash provided (used) by operating activities	(6,100)	(7,535)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--
Cash Flows from Financing Activities
Proceeds from notes payable – related party	5,600	2,800
Proceeds from notes payable	--	4,000
Net cash provided by financing activities	5,600	6,800

Increase (decrease) in cash	(500)	(735)

Cash and cash equivalents at beginning of year	615	1,350

Cash and cash equivalents at end of year	$115	$615

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,600	$6,900

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

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

	For the Years Ended December 31,
	2018	2017
Net Loss (numerator)	$(29,811)	$(28,847)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2018 and 2017, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2018 and December 31, 2017.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $297,545 and has incurred losses of $324,545 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued ASC 740-10 which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $324,545 and $294,734 as of December 31, 2018 and December 31, 2017, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2018	2017
Net operating loss carryforward (at 21%)	$68,154	$61,894
Valuation allowance	(68,154)	(61,894)
Deferred tax asset	$--	$--

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2018	2017
Federal tax benefit (at 21%)	$6,260	$6,058
Change in valuation allowance	6,260	28,508
Effect of rate change on Deferred Tax Asset	--	(34,566)
	$--	$--

The impact of the Tax Cuts & Jobs Act has been deemed to be insignificant on the deferred tax asset valuation.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2018, 2017, 2016 and 2015.

NOTE 4 – NOTES PAYABLE

Notes Payable – unrelated parties as of December 31, 2018 are $85,176. The Notes bear interest at 8% and are due on demand.

Accrued interest non-related party was $41,914 and $35,098 at December 31, 2018 and 2017, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company incurred $6,600 and $6,600, respectively, for consulting, administration, and professional services with a shareholder. In 2018 the 2017 payables were converted into Note payable – related party. In addition, the shareholder advanced $5,600 and $2,800 to the Company during 2018 and 2017, respectively, resulting in Notes payable – related party balances at December 31, 2018 and 2017 of $121,350 and $109,150, respectively. Accrued interest on these notes at December 31, 2018 and 2017 was $41,320 and $32,325, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS EQUITY

No shares were issued in 2018 or 2017.

NOTE 7 – RECENT PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

On January 23, 2018, the Company engaged Heaton & Co., PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they audited our financial statements for the fiscal years ended December 31, 2018 and 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting. Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•	maintain records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	61	Director President, Secretary and Treasurer	July 5, 2000 until our next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2018. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 19, 2019.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450	(1)	83.4

First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,252,000	(2)	7.0

________________

(1)	VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.

(2)	Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp., a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,600 in 2018 and $6,600 in 2017. At December 31, 2018 the $6,600 accounts payable for 2017 was converted to a note payable. At December 31, 2018 the Company has notes payable owing to First Equity totaling $121,350. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firms, Pinnacle Accountancy Group of Utah and Pritchett Siler & Hardy, P.C., for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah	Pritchett Siler & Hardy, P.C.
	2018	2017
Audit fees	$5,400	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Nova Star Innovations, Inc. are included in this report under Item 8 on pages 12 through 20.

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

_____________

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

NOVA STAR INNOVATIONS, INC.

Date: March 19, 2019	By:	/s/ Mark S. Clayton
Mark S. Clayton
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2019	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer
Principal Financial and Accounting Officer
Director President and Secretary/Treasurer

