Form 10-Q
period 2019-03-31
NOVA STAR INNOVATIONS INC
filed 2020-06-18
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	90-0369457
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

(801) 323-2395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The number of shares outstanding of the registrant’s common stock as of June 18, 2020 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

March 31, 2019

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$315	$115
Total current assets	315	115

TOTAL ASSETS	$315	$115

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$8,100	$6,600
Accounts payable	4,000	1,300
Notes payable – related party	122,850	121,350
Notes payable	85,176	85,176
Accrued interest – related party	43,736	41,320
Accrued interest	43,618	41,914
Total current liabilities	307,480	297,660
Total liabilities	307,480	297,660

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(334,165)	(324,545)
Total stockholders’ deficit	(307,165)	(297,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$315	$115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018

Revenues	$--	$--

Expenses
General and administrative	5,500	5,600
Total expenses	5,500	5,600

Net loss before other expenses	(5,500)	(5,600)

Other income (expense)
Interest expense – related party	(2,416)	(2,183)
Interest expense	(1,704)	(1,704)
Total other income (expense)	(4,120)	(3,887)

Loss from operations before income taxes	(9,620)	(9,487)

Income taxes	--	--

Net loss	$(9,620)	$(9,487)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Statements of Stockholders’ Deficit

For the three months ended March 31, 2018 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2017	18,000,000	$18,000	$9,000	$(294,734)	$(267,734)
Net loss for the quarter ended March 31, 2018	-	-	-	(9,487)	(9,487)
Balance – March 31, 2018	18,000,000	$18,000	$9,000	$(304,221)	$(277,221)

Balance – December 31, 2018	18,000,000	$18,000	$9,000	$(324,545)	$(297,545)
Net loss for the quarter ended March 31, 2019	-	-	-	(9,620)	(9,620)
Balance – March 31, 2019	18,000,000	$18,000	$9,000	$(334,165)	$(307,165)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019	FOR THE THREE MONTHS ENDED MARCH 31, 2018
Cash Flows from Operating Activities
Net loss	$(9,620)	$(9,487)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	1,500	2,100
Changes in operating assets and liabilities:
Accounts payable	2,700	3,500
Increase in accrued interest – related party	2,416	2,183
Increase in accrued interest	1,704	1,704
Net cash provided (used) by operating activities	(1,300)	--

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,500	--
Net cash provided (used) by financing activities	1,500	--

Increase (decrease) in cash	200	--

Cash and cash equivalents at beginning of period	115	615

Cash and cash equivalents at end of period	$315	$615

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, a shareholder, invoiced the Company $1,500 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of March 31, 2019 and December 31, 2018, the Company owed the shareholder $8,100 and $6,600, respectively.

During the three months ended March 31, 2019, a shareholder loaned the Company $1,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at March 31, 2019 and December 31, 2018 were $122,850 and $121,350, respectively. Accrued interest – related party at March 31, 2019 and December 31, 2018 was $43,736 and $41,320, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At March 31, 2019 our cash was $315 compared to $115 at December 31, 2018 and our total liabilities increased to $307,480 at March 31, 2019 compared to $297,660 at December 31, 2018. The increase in total liabilities during the three month period ended March 31, 2019 represents expenses paid by a related party, accounts payable, notes payable – related party and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense was $5,500 for the three month period ended March 31, 2019 (“2019 first quarter”) compared to $5,600 for the three month period ended March 31, 2018 (“2018 first quarter”).

Total other expense representing interest expense on notes payable increased to $4,120 for the 2019 first quarter compared to $3,887 for the 2018 first quarter.

Our net loss increased to $9,620 for the 2019 first quarter compared to $9,487 for the 2018 first quarter Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2019 we recorded notes payable of $85,176 and notes payable – related party of $122,850 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2019 on all notes payable was $87,354.

During the first quarter ended March 31, 2019, a shareholder paid for or performed professional services totaling $1,500. At March 31, 2019, accounts payable – related party was $8,100.

At March 31, 2019 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: June 18, 2020	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

