Form 10-Q
period 2019-06-30
NOVA STAR INNOVATIONS INC
filed 2020-06-22
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of June 22, 2020 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

June 30, 2019

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$315	$115
Total current assets	315	115

TOTAL ASSETS	$315	$115

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,600	$6,600
Accounts payable	1,400	1,300
Notes payable – related party	122,850	121,350
Notes payable	89,176	85,176
Accrued interest – related party	46,193	41,320
Accrued interest	45,353	41,914
Total current liabilities	314,572	297,660
Total liabilities	314,572	297,660

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(341,257)	(324,545)
Total stockholders' deficit	(314,257)	(297,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$315	$115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE THREE MONTHS ENDED JUNE 30, 2018	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	2,800	8,400	8,400
Total expenses	2,900	2,800	8,400	8,400

Net loss before other expenses	(2,900)	(2,800)	(8,400)	(8,400)

Other income (expense)
Interest expense – related party	(2,457)	(2,250)	(4,873)	(4,433)
Interest expense	(1,735)	(1,704)	(3,439)	(3,408)
Total other income (expense)	(4,192)	(3,954)	(8,312)	(7,841)

Loss from operations before income taxes	(7,092)	(6,754)	(16,712)	(16,241)

Income taxes	--	--	--	--

Net loss	$(7,092)	$(6,754)	$(16,712)	$(16,241)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Statements of Stockholders' Deficit

For the six months ended June 30, 2018 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2017	18,000,000	$18,000	$9,000	$(294,734)	$(267,734)
Net loss for the quarter ended March 31, 2018	-	-	-	(9,487)	(9,487)
Balance – March 31, 2018	18,000,000	$18,000	$9,000	$(304,221)	$(277,221)
Net loss for the quarter ended June 30, 2018	-	-	-	(6,754)	(6,754)
Balance – June 30, 2018	18,000,000	$18,000	$9,000	$(310,975)	$(283,975)

Balance – December 31, 2018	18,000,000	$18,000	$9,000	$(324,545)	$(297,545)
Net loss for the quarter ended March 31, 2019	-	-	-	(9,620)	(9,620)
Balance – March 31, 2019	18,000,000	$18,000	$9,000	$(334,165)	$(307,165)
Net loss for the quarter ended June 30, 2019	-	-	-	(7,092)	(7,092)
Balance – June 30 2019	18,000,000	$18,000	$9,000	$(341,257)	$(314,257)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2018
Cash Flows from Operating Activities
Net loss	$(16,712)	$(16,241)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	3,000	3,600
Changes in operating assets and liabilities:
Accounts payable	100	--
Increase in accrued interest – related party	4,873	4,433
Increase in accrued interest	3,439	3,408
Net cash provided (used) by operating activities	(5,300)	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,500	4,200
Proceeds from notes payable	4,000	--
Net cash provided (used) by financing activities	5,500	4,200

Increase (decrease) in cash	200	(600)

Cash and cash equivalents at beginning of period	115	615

Cash and cash equivalents at end of period	$315	$15

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, a shareholder invoiced the Company $3,000 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of June 30, 2019 and December 31, 2018, the Company owed the shareholder $9,600 and $6,600, respectively.

During the six months ended June 30, 2019, a shareholder loaned the Company $1,500. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2019 and December 31, 2018 were $122,850 and $121,350, respectively. Accrued interest – related party at June 30, 2019 and December 31, 2018 was $46,193 and $41,320, respectively.

NOTE 4 – NOTES PAYABLE

During the six months ended June 30, 2019, a third party loaned the Company $4,000. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2019 and December 31, 2018 were $89,176 and $85,176, respectively. Accrued interest at June 30, 2019 and December 31, 2018 was $45,353 and $41,914, respectively.

NOTE 5 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2019 our cash was $315 compared to $115 at December 31, 2018 and our total liabilities increased to $314,572 at June 30, 2019 compared to $297,660 at December 31, 2018. The increase in total liabilities during the six month period ended June 30, 2019 represents expenses paid by a related party, accounts payable, notes payable – related party and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense was $8,400 for the six month period ended June 30, 2019 (“2019 six month period”) and the six month period ended June 30, 2018 (“2018 six month period”). General and administrative expense was $2,900 for the three month period ended June 30, 2019 (“2019 second quarter”) compared to $2,800 for the three month period ended June 30, 2018 (“2018 second quarter”).

Total other expense representing interest expense on notes payable increased to $8,312 for the 2019 six month period compared to $7,841 for the 2018 six month period. Total other expense increased to $4,192 for the 2019 second quarter compared to $3,954 for the 2018 second quarter.

Our net loss increased to $16,712 for the 2019 six month period compared to $16,241 for the 2018 six month period. Our net loss increased to $7,092 for the 2019 second quarter compared to $6,754 for the 2018 second quarter Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the six month period ended June 30, 2019, a third party loaned the Company $4,000. At June 30, 2019 we recorded notes payable of $89,176 and notes payable – related party of $122,850 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2019 on all notes payable was $91,546.

During the six month period ended June 30, 2019, a shareholder paid for or performed professional services totaling $3,000. At June 30, 2019, accounts payable – related party was of $9,600.

At June 30, 2019 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: June 22, 2020	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

