Form 10-Q
period 2019-09-30
NOVA STAR INNOVATIONS INC
filed 2020-06-23
CIK 1160945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of June 23, 2020 was 18,000,000.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

September 30, 2019

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$315	$115
Total current assets	315	115

TOTAL ASSETS	$315	$115

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$11,100	$6,600
Accounts payable	2,800	1,300
Notes payable – related party	122,850	121,350
Notes payable	89,176	85,176
Accrued interest – related party	48,650	41,320
Accrued interest	47,136	41,914
Total current liabilities	321,712	297,660
Total liabilities	321,712	297,660

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(348,397)	(324,545)
Total stockholders' deficit	(321,397)	(297,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$315	$115

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2019	FOR THE THREE MONTHS ENDED SEPT 30, 2018	FOR THE NINE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2018

Revenues	$--	$--	$--	$--

Expenses
General and administrative	2,900	2,800	11,300	11,335
Total expenses	2,900	2,800	11,300	11,335

Net loss before other expenses	(2,900)	(2,800)	(11,300)	(11,335)

Other income (expense)
Interest expense – related party	(2,457)	(2,267)	(7,330)	(5,984)
Interest expense	(1,783)	(1,704)	(5,222)	(4,986)
Total other income (expense)	(4,240)	(3,971)	(12,552)	(10,970)

Loss from operations before income taxes	(7,140)	(6,771)	(23,852)	(22,305)

Income taxes	--	--	--	--

Net loss	$(7,140)	$(6,771)	$(23,852)	$(22,305)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Statements of Stockholders' Deficit

For the nine months ended September 30, 2018 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2017	18,000,000	$18,000	$9,000	$(294,734)	$(267,734)
Net loss for the quarter ended March 31, 2018	-	-	-	(9,487)	(9,487)
Balance – March 31, 2018	18,000,000	$18,000	$9,000	$(304,221)	$(277,221)
Net loss for the quarter ended June 30, 2018	-	-	-	(6,754)	(6,754)
Balance – June 30, 2018	18,000,000	$18,000	$9,000	$(310,975)	$(283,975)
Net loss for the quarter ended September 30, 2018	-	-	-	(6,771)	(6,771)
Balance – September 30, 2018	18,000,000	$18,000	$9,000	$(317,746)	$(290,746)

Balance – December 31, 2018	18,000,000	$18,000	$9,000	$(324,545)	$(297,545)
Net loss for the quarter ended March 31, 2019	-	-	-	(9,620)	(9,620)
Balance – March 31, 2019	18,000,000	$18,000	$9,000	$(334,165)	$(307,165)
Net loss for the quarter ended June 30, 2019	-	-	-	(7,092)	(7,092)
Balance – June 30 2019	18,000,000	$18,000	$9,000	$(341,257)	$(314,257)
Net loss for the quarter ended September 30, 2019	-	-	-	(7,140)	(7,140)
Balance – September 30 2019	18,000,000	$18,000	$9,000	$(348,397)	$(321,397)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2019	FOR THE NINE MONTHS ENDED SEPT 30, 2018
Cash Flows from Operating Activities
Net loss	$(23,852)	$(22,305)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	4,500	5,100
Changes in operating assets and liabilities:
Accounts payable	1,500	1,300
Increase in accrued interest – related party	7,330	6,700
Increase in accrued interest	5,222	5,112
Net cash provided (used) by operating activities	(5,300)	(4,800)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--

Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,500	4,200
Proceeds from notes payable	4,000	--
Net cash provided (used) by financing activities	5,500	4,200

Increase (decrease) in cash	200	(600)

Cash and cash equivalents at beginning of period	115	615

Cash and cash equivalents at end of period	$315	$15

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, a shareholder invoiced the Company $4,500 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company.  As of September 30, 2019 and December 31, 2018, the Company owed the shareholder $11,100 and $6,600, respectively.

During the nine months ended September 30, 2019, a shareholder loaned the Company $1,500.  The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2019 and December 31, 2018 were $122,850 and $121,350, respectively.  Accrued interest – related party at September 30, 2019 and December 31, 2018 was $48,650 and $41,320, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2019, a third party loaned the Company $4,000.  The notes bear interest at 8% and are due on demand.  Notes payable at September 30, 2019 and December 31, 2018 were $89,176 and $85,176, respectively.  Accrued interest at September 30, 2019 and December 31, 2018 was $47,136 and $41,914, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied primarily upon related parties to pay for our operating expenses.  At September 30, 2019 our cash was $315 compared to $115 at December 31, 2018 and our total liabilities increased to $321,712 at September 30, 2019 compared to $297,660 at December 31, 2018.  The increase in total liabilities during the nine month period ended September 30, 2019 represents expenses paid by a related party, accounts payable, notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2019 or 2018.  General and administrative expense was $11,300 for the nine month period ended September 30, 2019 (“2019 nine month period”) and $11,335 for the nine month period ended September 30, 2018 (“2018 nine month period”).  General and administrative expense was $2,900 for the three month period ended September 30, 2019 (“2019 third quarter”) compared to $2,800 for the three month period ended September 30, 2018 (“2018 third quarter”).

Total other expense representing interest expense on notes payable increased to $12,552 for the 2019 nine month period compared to $10,970 for the 2018 nine month period.  Total other expense increased to $4,240 for the 2019 third quarter compared to $3,971 for the 2018 third quarter.

Our net loss increased to $23,852 for the 2019 nine month period compared to $22,305 for the 2018 nine month period.  Our net loss increased to $7,140 for the 2019 third quarter compared to $6,771 for the 2018 third quarter Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the nine month period ended September 30, 2019, a third party loaned the Company $4,000.  At September 30, 2019 we recorded notes payable of $89,176 and notes payable - related party of $122,850 representing services received, as well as cash advances received.  All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.  Total accrued interest as of September 30, 2019 on all notes payable was $95,786.

During the nine month period ended September 30, 2019, a shareholder paid for or performed professional services totaling $4,500.  At September 30, 2019, accounts payable – related party was $11,100.

At September 30, 2019 we owed $2,800 to vendors.

At September 30, 2019 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NOVA STAR INNOVATIONS, INC.

Date: June 23, 2020	By:	/s/ Mark S. Clayton
Mark S. Clayton
President and Director
Principal Financial Officer

