Form 10-K
period 2019-12-31
NOVA STAR INNOVATIONS INC
filed 2020-08-17
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code:(801) 323-2395

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of August 17, 2020 was 18,000,000.

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

PART I

ITEM 1. BUSINESS

Historical Development

Nova Star Innovations, Inc. was incorporated in the state of Maine on April 25, 1986 as Hystar Aerospace Marketing Corporation of Maine (“Hystar-Maine”). Hystar-Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device; however, the venture was found to be cost prohibitive and Hystar-Maine ceased such activities. On April 11, 2001, Hystar-Maine completed a change of domicile merger with Nova Star Innovations, Inc. for the sole purpose of changing Hystar-Maine’s domicile to the state of Nevada. On September 13, 2016, Nova Star Innovations, Inc. filed Articles of Domestication in the state of Wyoming, effectively moving the Company’s state of domicile from Nevada to Wyoming.

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger. In addition, we are unsure what effect the COVID-19 pandemic will have on our search for companies to acquire or merge with.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not quoted to trade on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.If a market develops, the liquidity of penny stock is affected by specific disclosure procedures required by rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officer and director, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management. This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses. We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

Our management will analyze the business opportunities; however, Mr. Clayton, Director and President, is not a professional business analyst (See Part III, Item 10, below). He has not had experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to his limited experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between the Company and Mr. Clayton because he operates his own company and currently devotes his attention to this business. He may devote his attention to other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex.Potential investors must recognize that because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction.As part of such a transaction, our existing director may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company.Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us. We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.This is commonly referred to as a “back door registration.”A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.This type of event requires the successor company to file a Form 8-K current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.This regulation may eliminate many of the perceived advantages of these types of transactions.Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees.In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by “back door” registrations.

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

Employees

We currently have no employees.We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.We will determine the need for employees based upon a specific business opportunity, if any.

Available Information

We currently do not have a Company website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

ITEM 2. PROPERTIES

We do not currently own or lease any property.Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not quoted or listed to trade on any public market.

Holders and Dividends

We had 85 stockholders of record as of August 17, 2020. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years.We are dependent upon financing to continue basic operations.Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.These factors raise substantial doubt as to our ability to continue as a going concern.Our plan is to combine with an operating company to generate revenue.

If we obtain a business opportunity, then it may be necessary to raise additional capital.We likely will sell our common stock to raise this additional capital.We anticipate that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.We do not currently intend to make a public offering of our stock.We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.We have not established an ongoing source of revenue sufficient to cover our operating costs and we have relied primarily upon related parties to pay for our operating expenses.At December 31, 2019 our cash increased to $315 compared to $115 at December 31, 2018.Our total liabilities increased to $328,852 for 2019 compared to $297,660 at December 31, 2018 and this increase primarily represents additional loans and accrued interest.

We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate that the COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.In addition, the Company anticipates incurring additional costs related to the filing of Exchange Act reports.We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2019 or 2018.General and administrative expense was $14,200 for 2019 compared to $14,000 for 2018.Total other expense increased to $16,792 for 2019 compared to $15,811 for 2018 and these amounts represent interest expense on loans.Accordingly, our net loss increased to $30,992 for 2019 compared to $29,811 for 2018. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2019, we reported notes payable of $89,176 and notes payable – related party of $129,450.The notes payable represent services received, as well as cash advances received.All of the notes payable are non-collateralized, carry interest at 8% and are due on demand.Total accrued interest as of December 31, 2019 on all notes payable was $100,026.

During 2019 we recorded accounts payable – related party of $6,000 and $6,600 for 2018.These accounts payable relate to consulting services and professional services provided by a stockholder.At December 31, 2019 the $6,600 accounts payable for 2018 were converted to a note payable owed to the stockholder.(See Item 13, below.)

At December 31, 2019 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement.Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

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

Tax Cuts and Jobs Act

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.See “Note 3 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nova Star Innovations, Inc.

Financial Statements

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 3, 2020

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2019	DEC 31, 2018

ASSETS
CURRENT ASSETS
Cash	$315	$115
Total current assets	315	115
TOTAL ASSETS	$315	$115

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,000	$6,600
Accounts payable and accrued liabilities	4,200	1,300
Notes payable – related party	129,450	121,350
Notes payable	89,176	85,176
Accrued interest – related party	51,107	41,320
Accrued interest	48,919	41,914
Total current liabilities	328,852	297,660
Total liabilities	328,852	297,660

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(355,537)	(324,545)
Total stockholders' deficit	(328,537)	(297,545)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$315	$115

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC. 31, 2018

Revenues	$--	$--

Expenses
General and administrative	14,200	14,000
Total expenses	14,200	14,000

Net loss from operations	(14,200)	(14,000)

Other income (expense)
Interest expense – related party	(9,787)	(8,995)
Interest expense	(7,005)	(6,816)
Total other income (expense)	(16,792)	(15,811)

Net loss before income taxes	(30,992)	(29,811)

Income taxes	--	--

Net loss	$(30,992)	$(29,811)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the Years ended December 31, 2018 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2017	18,000,000	$18,000	$9,000	$(294,734)	$(267,734)
Net income (loss) for the year ended December 31, 2018	-	-	-	(29,811)	(29,811)
Balance – December 31, 2018	18,000,000	$18,000	$9,000	$(324,545)	$(297,545)
Net income (loss) for the year ended December 31, 2019	-	-	-	(30,992)	(30,992)
Balance – December 31, 2019	18,000,000	$18,000	$9,000	$(355,537)	$(328,537)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2019	FOR THE YEAR ENDED DEC 31, 2018
Cash Flows from Operating Activities
Net loss	$(30,992)	$(29,811)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,000	6,600
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,900	1,300
Increase in accrued interest – related party	9,787	8,995
Increase in accrued interest	7,005	6,816
Net cash provided (used) by operating activities	(5,300)	(6,100)
Cash Flows from Investing Activities
Net cash provided (used) by investing activities	--	--
Cash Flows from Financing Activities
Proceeds from notes payable – related party	1,500	5,600
Proceeds from notes payable	4,000	--
Net cash provided by financing activities	5,500	5,600

Increase (decrease) in cash	200	(500)

Cash and cash equivalents at beginning of year	115	615

Cash and cash equivalents at end of year	$315	$115

Supplemental Cash Flow Information:
Cash paid for interest	$--	$--
Cash paid for Income taxes	$--	$--

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,600	$6,600

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated in Maine on April 25, 1986 as Hystar Aerospace Marketing Corporation of Maine.On April 11, 2001 the Company merged with Nova Star Innovations, Inc. (Nova Star) a Nevada corporation, in a domicile merger.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

c. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

d. Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2019	2018
Net Loss (numerator)	$(30,992)	$(29,811)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2019 and 2018, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2019 and December 31, 2018.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.The Company has limited assets, has a negative working capital of $328,537 and has incurred losses of $355,537 since inception.Its activities have been limited for the past several years and it is dependent upon financing to continue operations.These factors raise substantial doubt about the ability of the Company to continue as a going concern.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.It is management’s plan to acquire or merge with other operating companies.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.The Company is unable to predict the ultimate impact at this time.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $355,537 and $324,545 as of December 31, 2019 and December 31, 2018, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act.The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2019	2018
Net operating loss carryforward (at 21%)	$74,663	$68,154
Valuation allowance	(74,663)	(68,154)
Deferred tax asset	$--	$--

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2019	2018
Federal tax benefit (at 21%)	$6,508	$6,260
Change in valuation allowance	6,508	6,260
Effect of rate change on Deferred Tax Asset	--	--

The impact of the Tax Cuts & Jobs Act has been deemed to be insignificant on the deferred tax asset valuation. The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018, and 2017.

NOTE 4 – NOTES PAYABLE

Notes payable – non-related parties as of December 31, 2019 and 2018 were $89,176 and $85,176, respectively.The Notes bear interest at 8% and are due on demand.

Accrued interest non-related party was $48,919 and $41,914 at December 31, 2019 and 2018, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2019 and 2018, the Company incurred $6,000 and $6,600, respectively, of consulting, administration, and professional services to a shareholder.At December 31, 2019 the $6,600 accounts payable for 2018 were converted to notes payable – related party and at December 31, 2018 the $6,600 accounts payable for 2017 were converted to notes payable – related party. Notes payable – related party at December 31, 2019 and 2018 was $129,450 and $121,350, respectively.Accrued interest on these notes at December 31, 2019 and 2018 was $51,107 and $41,320, respectively.The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS EQUITY

No shares were issued in 2019 or 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have no changes in our independent registered public accounting firm, or disagreements between, the Company and our independent registered public accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.This information is accumulated to allow timely decisions regarding required disclosure.Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency. Specifically, during the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.The policies and procedures include:

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

For the year ended December 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting.Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our director and executive officer, and his age and biographical information are presented below.Our bylaws require two directors who serve until our next annual meeting or until each is succeeded by a qualified director.We currently have a vacancy on our board of directors.Our executive officers are appointed by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term
Mark S. Clayton	62	Director, President, Secretary and Treasurer Principal Executive Officer Principal Financial Officer	July 5, 2000 until our next annual meeting

Mark S. Clayton - Mr. Clayton is the owner and President of Fitness Equipment Source, a company that wholesales exercise equipment.He has operated that business for over 20 years.He graduated from the University of Utah with a bachelor’s degree in business management. We believe his experience as an owner of small private company providing products to the public may provide valuable insights during the investigation of business opportunities.

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

Code of Ethics

Since we have only one person serving as director and executive officer, and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers.Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate.In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only one person serving as director and executive officer.As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.Our entire board of directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2019.None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock.Our management does not beneficially own any shares of common stock.Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of August 17, 2020.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450	(1)	83.4

First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,252,000	(2)	7.0

______________

(1)VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.
(2)Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp., a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,000 in 2019 and $6,600 in 2018.At December 31, 2019 the $6,600 accounts payable for 2018 were converted to notes payable – related party and at December 31, 2018 the $6,600 accounts payable for 2017 were converted to notes payable – related party. At December 31, 2019 the Company has notes payable owing to First Equity totaling $129,450.The notes payable are non-collateralized, carry interest at 8% and are due on demand.We have not made any payments on the notes payable or accounts payable.

Director Independence

Our director is not an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2).This rule defines persons as “independent” who are neither officers nor employees of the Company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Pinnacle Accountancy Group of Utah, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah
	2019	2018
Audit fees	$3,500	$5,400
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Nova Star Innovations, Inc. are included in this report under Item 8 on pages 12 through 20.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description

3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3(i).2	Wyoming Articles of Domestication of Nova Star Innovations, Inc., dated September 13, 2016 (Incorporated by reference to exhibit 3(i) to Form 10Q, filed November 3, 2016)
3(ii)	Bylaws Nova Star Innovations, Inc. (Incorporated by reference to exhibit 3(ii) to Form 10Q, filed November 3, 2016)
4.6	Description of Securities
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

NOVA STAR INNOVATIONS, INC.

Date: August 17, 2020	By:	/s/ Mark S. Clayton
Mark S. Clayton
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2020	By:	/s/ Mark S. Clayton
Mark S. Clayton
Principal Executive Officer
Principal Financial Officer
Director
President and Secretary/Treasurer

