Form 10-Q
period 2020-03-31
NOVA STAR INNOVATIONS INC
filed 2020-09-04
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	90-0369457 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

(801) 323-2395

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of September 4, 2020 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

March 31, 2020

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$315	$315
Total current assets	315	315

TOTAL ASSETS	$315	$315

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$7,500	$6,000
Accounts payable	8,200	4,200
Notes payable – related party	129,450	129,450
Notes payable	89,176	89,176
Accrued interest – related party	53,696	51,107
Accrued interest	50,702	48,919
Total current liabilities	338,724	328,852
Total liabilities	338,724	328,852

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(365,409)	(355,537)
Total stockholders' deficit	(338,409)	(328,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$315	$315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019

Revenues	$—	$—

Expenses
General and administrative	5,500	5,500
Total expenses	5,500	5,500

Net loss before other expenses	(5,500)	(5,500)

Other income (expense)
Interest expense – related party	(2,589)	(2,416)
Interest expense	(1,783)	(1,704)
Total other income (expense)	(4,372)	(4,120)

Loss from operations before income taxes	(9,872)	(9,620)

Income taxes	—	—

Net loss	$(9,872)	$(9,620)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the three months ended March 31, 2019 and 2020
(Unaudited)

			Additional		Total
	CommonStock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2018	18,000,000	18,000	$9,000	$(324,545)	$(297,545)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,620)	(9,620)
Balance – March 31, 2019	18,000,000	18,000	$9,000	$(334,165)	$(307,165)

Balance – December 31, 2019	18,000,000	18,000	$9,000	$(355,537)	$(328,537)
Net loss for the quarter ended March 31, 2020	—	—	—	(9,872)	(9,872)
Balance – March 31, 2020	18,000,000	18,000	$9,000	$(365,409)	$(338,409)

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020	FOR THE THREE MONTHS ENDED MARCH 31, 2019
Cash Flows from Operating Activities
Net loss	$(9,872)	$(9,620)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities:
Accounts payable	4,000	2,700
Increase in accrued interest – related party	2,589	2,416
Increase in accrued interest	1,783	1,704
Net cash provided (used) by operating activities	—	(1,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	—	1,500
Net cash provided by financing activities	—	1,500

Increase (decrease) in cash	—	200

Cash and cash equivalents at beginning of period	315	115

Cash and cash equivalents at end of period	$315	$315

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies. The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, a shareholder invoiced the Company $1,500 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of March 31, 2020 and December 31, 2019, the Company owed the shareholder $7,500 and $6,000, respectively.

At March 31, 2020, a shareholder has loaned the Company $129,450. The notes bear interest at 8% and are due on demand. Notes payable at March 31, 2020 and December 31, 2019 were $129,450. Accrued interest at March 31, 2020 and December 31, 2019 was $53,696 and $51,107, respectively.

NOTE 4 – NOTES PAYABLE

A third party has loaned the Company $89,176. The notes bear interest at 8% and are due on demand. Notes payable at March 31, 2020 and December 31, 2019 were $89,176. Accrued interest at March 31, 2020 and December 31, 2019 was $50,702 and $48,919, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue. At this time management is unsure what effect the COVID-19 pandemic will have on our search for companies to combine with.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At March 31, 2020 and December 31, 2019 our cash was $315 and our total liabilities increased to $338,724 at March 31, 2020 compared to $328,852 at December 31, 2019. The increase in total liabilities during the three month period ended March 31, 2020 represents expenses paid by a related party, accounts payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $5,500 for the three month period ended March 31, 2020 (“2020 first quarter”) and the three month period ended March 31, 2019 (“2019 first quarter”).

Total other expense representing interest expense on notes payable increased to $4,372 for the 2020 first quarter compared to $4,120 for the 2019 first quarter.

Our net loss increased to $9,872 for the 2020 first quarter compared to $9,620 for the 2019 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2020 we recorded notes payable of $89,176 and notes payable to a related party of $129,450 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2020 on all notes payable was $104,398.

During the first quarter ended March 31, 2020, a shareholder paid for or performed professional services totaling $1,500. At March 31, 2020, we owe this shareholder an aggregate of $7,500 in accounts payable – related party.

At March 31, 2020, we owe vendors $8,200.

At March 31, 2020 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 4, 2020	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

