Form 10-Q
period 2020-06-30
NOVA STAR INNOVATIONS INC
filed 2020-09-16
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of September 16, 2020 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

June 30, 2020

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$615	$315
Total current assets	615	315

TOTAL ASSETS	$615	$315

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,000
Accounts payable	6,700	4,200
Notes payable – related party	132,450	129,450
Notes payable	89,176	89,176
Accrued interest – related party	56,295	51,107
Accrued interest	52,485	48,919
Total current liabilities	346,106	328,852
Total liabilities	346,106	328,852

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(372,491)	(355,537)
Total stockholders' deficit	(345,491)	(328,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$615	$315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE THREE MONTHS ENDED JUNE 30, 2019	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019

Revenues	$—	$—	$—	$—

Expenses
General and administrative	2,700	2,900	8,200	8,400
Total expenses	2,700	2,900	8,200	8,400

Net loss before other expenses	(2,700)	(2,900)	(8,200)	(8,400)

Other income (expense)
Interest expense – related party	(2,599)	(2,457)	(5,188)	(4,873)
Interest expense	(1,783)	(1,735)	(3,566)	(3,439)
Total other income (expense)	(4,382)	(4,192)	(8,754)	(8,312)

Loss from operations before income taxes	(7,082)	(7,092)	(16,954)	(16,712)

Income taxes	—	—	—	—

Net loss	$(7,082)	$(7,092)	$(16,954)	$(16,712)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the three and six months ended June 30, 2019 and 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2018	18,000,000	18,000	$9,000	$(324,545)	$(297,545)
Net loss for the quarter ended March 31, 2019	—	—	—	(9,620)	(9,620)
Balance – March 31, 2019	18,000,000	18,000	$9,000	$(334,165)	$(307,165)
Net loss for the quarter ended June 30, 2019	—	—	—	(7,092)	(7,092)
Balance – June 30, 2019	18,000,000	18,000	$9,000	$(341,257)	$(314,257)

Balance – December 31, 2019	18,000,000	18,000	$9,000	$(355,537)	$(328,537)
Net loss for the quarter ended March 31, 2020	—	—	—	(9,872)	(9,872)
Balance – March 31, 2020	18,000,000	18,000	$9,000	$(365,409)	$(338,409)
Net loss for the quarter ended June 30, 2020	—	—	—	(7,082)	(7,082)
Balance – June 30, 2020	18,000,000	18,000	$9,000	$(372,491)	$(345,491)

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2019
Cash Flows from Operating Activities
Net loss	$(16,954)	$(16,712)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities:
Accounts payable	2,500	100
Increase in accrued interest – related party	5,188	4,873
Increase in accrued interest	3,566	3,439
Net cash used by operating activities	(2,700)	(5,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	3,000	1,500
Proceeds from notes payable	—	4,000
Net cash provided by financing activities	3,000	5,500

Increase (decrease) in cash	300	200

Cash and cash equivalents at beginning of period	315	115

Cash and cash equivalents at end of period	$615	$315

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, a shareholder invoiced the Company $3,000 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of June 30, 2020 and December 31, 2019, the Company owed the shareholder $9,000 and $6,000, respectively.

During the six months ended June 30, 2020, a shareholder loaned the Company $3,000. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2020 and December 31, 2019 were $132,450 and $129,450, respectively. Accrued interest at June 30, 2020 and December 31, 2019 was $56,295 and $51,107, respectively.

NOTE 4 – NOTES PAYABLE

A third party has loaned the Company $89,176. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2020 and December 31, 2019 were $89,176. Accrued interest at June 30, 2020 and December 31, 2019 was $52,485 and $48,919, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2020 our cash was $615 compared to $315 at December 31, 2019 and our total liabilities increased to $346,106 at June 30, 2020 compared to $328,852 at December 31, 2019. The increase in total liabilities during the six month period ended June 30, 2020 represents expenses paid by a related party, increase in accounts and notes payable – related party and accrued interest.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $8,200 for the six month period ended June 30, 2020 (“2020 six month period”) compared to $8,400 for the six month period ended June 30, 2019 (“2019 six month period”). General and administrative expense was $2,700 for the three month period ended June 30, 2020 (“2020 second quarter”) compared to $2,900 for the three month period ended June 30, 2019 (“2019 second quarter”).

Total other expense representing interest expense on notes payable increased to $8,754 for the 2020 six month period compared to $8,312 for the 2019 six month period. Total other expense representing interest expense on notes payable increased to $4,382 for the 2020 second quarter compared to $4,192 for the 2019 second quarter.

Our net loss increased to $16,954 for the 2020 six month period compared to $16,712 for the 2019 six month period and our net loss was $7,082 for the 2020 second quarter compared to $7,092 for the 2019 second quarter Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2020 we recorded notes payable of $89,176 and notes payable to a related party of $132,450 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2020 on all notes payable was $108,780.

During the second quarter ended June 30, 2020 a shareholder paid for or performed professional services totaling $3,000. At June 30, 2020, we owe the shareholder an aggregate of $9,000 in accounts payable – related party.

At June 30, 2020 we owe vendors $6,700.

At June 30, 2020 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 16, 2020	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

