Form 10-K
period 2020-12-31
NOVA STAR INNOVATIONS INC
filed 2021-03-25
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ___

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	90-0369457 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

Registrant’s telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

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

The number of shares outstanding of the registrant’s common stock as of March 25, 2021 was 18,000,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24
	Signatures	25

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

At this time, management is unsure what effect the COVID-19 pandemic (the “Pandemic”) will have on our search for companies to combine with. Since we have minimal operations, the Pandemic has not caused any significant changes to our operations.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not quoted to trade on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, the liquidity of penny stock is affected by specific disclosure procedures required by rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a “back door registration.” A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a Form 8-K current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. This regulation may eliminate many of the perceived advantages of these types of transactions. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.

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

Employees

We currently have no employees. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

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

Holders and Dividends

We had 85 stockholders of record as of March 25, 2021. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

At December 31, 2020 our cash increased to $2,015 compared to $315 at December 31, 2019 as a result of proceeds from loans. Our total liabilities increased to $362,088 for 2020 compared to $328,852 at December 31, 2019. This increase in total liabilities primarily represents notes payable of $10,000, notes payable-related party of $9,000, and an increase of $17,936 in accrued interest for all notes payable. (See “Commitments and Obligations,” below.)

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

During the next 12 months the Company anticipates incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2020 and 2019. We recorded a 4.2% decline in total operating expenses for December 31, 2020 compared to December 31, 2019. Interest expense for notes payable and notes payable – related party increased by 6.8% for December 31, 2020 compared to December 31, 2019. Our net loss increased 1.7% for December 31, 2020 compared to December 31, 2019. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2020, we reported notes payable of $99,176 and notes payable – related party of $138,450. The notes payable represent services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for all notes payable was $117,962 and $100,026 at December 31, 2020 and 2019, respectively.

We recorded accounts payable – related party of $6,000 and $6,000 for 2020 and 2019, respectively. These accounts payable relate to consulting services and professional services provided by a stockholder.

At December 31, 2020 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 23, 2021

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2020	DEC 31, 2019

ASSETS
CURRENT ASSETS
Cash	$2,015	$315
Total current assets	2,015	315

TOTAL ASSETS	$2,015	$315

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,000	$6,000
Accounts payable and accrued liabilities	500	4,200
Notes payable – related party	138,450	129,450
Notes payable	99,176	89,176
Accrued interest – related party	61,593	51,107
Accrued interest	56,369	48,919
Total current liabilities	362,088	328,852
Total liabilities	362,088	328,852

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(387,073)	(355,537)
Total stockholders' deficit	(360,073)	(328,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,015	$315

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC. 31, 2019

Revenues	$—	$—

Expenses
General and administrative	13,600	14,200
Total expenses	13,600	14,200

Net loss from operations	(13,600)	(14,200)

Other income (expense)
Interest expense – related party	(10,486)	(9,787)
Interest expense	(7,450)	(7,005)
Total other income (expense)	(17,936)	(16,792)

Net loss before income taxes	(31,536)	(30,992)

Income taxes	—	—

Net loss	$(31,536)	$(30,992)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the Years ended December 31, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2018	18,000,000	18,000	$9,000	$(324,545)	$(297,545)
Net income (loss) for the year ended December 31, 2019	—	—	—	(30,992)	(30,992)
Balance – December 31, 2019	18,000,000	18,000	$9,000	$(355,537)	$(328,537)
Net income (loss) for the year ended December 31, 2020	—	—	—	(31,536)	(31,536)
Balance – December 31, 2020	18,000,000	18,000	$9,000	$(387,073)	$(360,073)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2020	FOR THE YEAR ENDED DEC 31, 2019

Cash Flows from Operating Activities
Net loss	$(31,536)	$(30,992)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,700)	2,900
Increase in accrued interest – related party	10,486	9,787
Increase in accrued interest	7,450	7,005
Net cash provided (used) by operating activities	(11,300)	(5,300)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	3,000	1,500
Proceeds from notes payable	10,000	4,000
Net cash provided by financing activities	13,000	5,500

Increase (decrease) in cash	1,700	200

Cash and cash equivalents at beginning of year	315	115

Cash and cash equivalents at end of year	$2,015	$315

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,000	$6,600

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2020 and 2019

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

	For the Years Ended December 31,
	2020	2019
Net Loss (numerator)	$(31,536)	$(30,992)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2020 and 2019, the Company had no potentially dilutive common stock equivalents issued.

e.	Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2020 and December 31, 2019.

f.	Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

g.	Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $360,073 and has incurred losses of $387,073 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations.  The Company is unable to predict the ultimate impact at this time.

NOTE 3 – INCOME TAXES

The Company follows FASB ASC 740, Income Taxes, which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $387,073 and $ 355,537 as of December 31, 2020 and December 31, 2019, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2020	2019
Net operating loss carryforward (at 21%)	$81,285	$74,663
Valuation allowance	(81,285)	(74,663)
Deferred tax asset	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2020	2019
Federal tax benefit (at 21%)	$6,622	$6,508
Change in valuation allowance	6,622	6,508
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The impact of the Tax Cuts & Jobs Act has been deemed to be insignificant on the deferred tax asset valuation.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2018 and 2017.

NOTE 4 – NOTES PAYABLE

Notes payable – unrelated parties as of December 31, 2020 and 2019 were $99,176 and $89,176, respectively. The notes bear interest at 8% and are due on demand.

Accrued interest non-related party was $56,369 and $48,919 at December 31, 2020 and 2019, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2020 and 2019, the Company incurred $6,000 and $6,000 respectively of consulting, administration, and professional services to a shareholder. At December 31, 2020 the $6,000 accounts payable – related party for 2019 were converted into notes payable – related party and at December 31, 2019 the $6,600 accounts payable – related party for 2018 were converted into notes payable – related party. Notes payable – related party at December 31, 2020 and 2019 was $138,450 and $129,450, respectively. Accrued interest on these notes at December 31, 2020 and 2019 was $61,593 and $51,107, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS EQUITY

No shares were issued in 2020 or 2019.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent registered public accounting firm, or disagreements between, the Company and our independent registered public accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal years.

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

For the year ended December 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	63	Director President, Secretary and Treasurer Principal Executive Officer Principal Financial Officer	July 5, 2000 until our next annual meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2020. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 25, 2021.

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
(2) Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp., a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,000 in 2020 and $6,000 in 2019. At December 31, 2020 the $6,000 accounts payable – related party for 2019 were converted to notes payable – related party and at December 31, 2019 the $6,600 accounts payable – related party for 2018 were converted to notes payable – related party. At December 31, 2020 the Company has notes payable owing to First Equity totaling $138,450 and accounts payable of $6,000. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

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

	Pinnacle Accountancy Group of Utah
	2020	2019
Audit fees	$8,900	$3,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 to Form 10-SB, filed December 10, 2001)
3(i).2	Wyoming Articles of Domestication of Nova Star Innovations, Inc., dated September 13, 2016 (Incorporated by reference to exhibit 3(i) to Form 10Q, filed November 3, 2016)
3(ii)	Bylaws Nova Star Innovations, Inc. (Incorporated by reference to exhibit 3(ii) to Form 10Q, filed November 3, 2016)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 to Form 10-K, filed August 17, 2020)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

Date: March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Mark S. Clayton

Mark S. Clayton

Principal Executive Officer

Principal Financial Officer

Director

President and Secretary/Treasurer

Date: March 25, 2021

