Form 10-Q
period 2021-06-30
NOVA STAR INNOVATIONS INC
filed 2021-08-13
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(801) 323-2395

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock as of August 13, 2021 was 18,000,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

June 30, 2021

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2021	DEC 31, 2020

ASSETS
CURRENT ASSETS
Cash	$1,365	$2,015
Prepaid expense	500	-
Total current assets	1,865	2,015

TOTAL ASSETS	$1,865	$2,015

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - related party	$9,000	$6,000
Accounts payable	-	500
Notes payable - related party	138,450	138,450
Notes payable	104,726	99,176
Accrued interest - related party	67,131	61,593
Accrued interest	60,401	56,369
Total current liabilities	379,708	362,088
Total liabilities	379,708	362,088

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(404,843)	(387,073)
Total stockholders' deficit	(377,843)	(360,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,865	$2,015

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE THREE MONTHS ENDED JUNE 30, 2020	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	2,800	2,700	8,200	8,200
Total expenses	2,800	2,700	8,200	8,200

Loss from operations	(2,800)	(2,700)	(8,200)	(8,200)

Other income (expense)
Interest expense - related party	(2,769)	(2,599)	(5,538)	(5,188)
Interest expense	(2,048)	(1,783)	(4,032)	(3,566)
Total other income (expense)	(4,817)	(4,382)	(9,570)	(8,754)

Loss before income taxes	(7,617)	(7,082)	(17,770)	(16,954)

Income tax expense	-	-	-	-

Net loss	$(7,617)	$(7,082)	$(17,770)	$(16,954)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.
Condensed Statements of Stockholders' Deficit
For the three and six months ended June 30, 2021 and 2020
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2019	18,000,000	18,000	$9,000	$(355,537)	$(328,537)
Net loss for the quarter ended March 31, 2020	-	-	-	(9,872)	(9,872)
Balance - March 31, 2020	18,000,000	18,000	$9,000	$(365,409)	$(338,409)
Net loss for the quarter ended June 30, 2020	-	-	-	(7,082)	(7,082)
Balance - June 30, 2020	18,000,000	18,000	$9,000	$(372,491)	$(345,491)

Balance - December 31, 2020	18,000,000	18,000	$9,000	$(387,073)	$(360,073)
Net loss for the quarter ended March 31, 2021	-	-	-	(10,153)	(10,153)
Balance - March 31, 2021	18,000,000	18,000	$9,000	$(397,226)	$(370,226)
Net loss for the quarter ended June 30, 2021	-	-	-	(7,617)	(7,617)
Balance - June 30, 2021	18,000,000	18,000	$9,000	$(404,843)	$(377,843)

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2021	FOR THE SIX MONTHS ENDED JUNE 30, 2020

Cash Flows from Operating Activities
Net loss	$(17,770)	$(16,954)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(500)	-
Increase (decrease) in accounts payable	(500)	2,500
Increase in accrued interest - related party	5,538	5,188
Increase in accrued interest	4,032	3,566
Net cash used by operating activities	(6,200)	(2,700)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from notes payable - related party	-	3,000
Proceeds from notes payable	5,550	-
Net cash provided by financing activities	5,550	3,000

Increase (decrease) in cash	(650)	300

Cash and cash equivalents at beginning of period	2,015	315

Cash and cash equivalents at end of period	$1,365	$615

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

June 30, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021, a shareholder invoiced the Company $3,000 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of June 30, 2021 and December 31, 2020, the Company owed the shareholder $9,000 and $6,000, respectively.

The Company has some shareholder notes payable that bear interest at 8% and are due on demand. No advances or repayments were made during the six months ended June 30, 2021. Notes payable at June 30, 2021 and December 31, 2020 were $138,450 and $138,450, respectively. Accrued interest at June 30, 2021 and December 31, 2020 was $67,131 and $61,593, respectively.

NOTE 4 - NOTES PAYABLE

During the six months ended June 30, 2021, an unrelated party loaned the Company $5,550. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2021 and December 31, 2020 were $104,726 and $99,176, respectively. Accrued interest at June 30, 2021 and December 31, 2020 was $60,401 and $56,369, respectively.

NOTE 5 - SUBSEQUENT EVENTS

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

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may complete a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Any business combination or transaction may likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2021 we had cash of $1,365 compared to $2,015 cash at December 31, 2020. Our total liabilities increased to $379,708 at June 30, 2021 compared to $362,088 at December 31, 2020. The increase in total liabilities during the six-month period ended June 30, 2021 represents expenses paid by related and third parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2021 or 2020. General and administrative expense for the six months ended June 30, 2021 ("2021 six-month period") was the same amount compared to the six months ended June 30, 2020 ("2020 six-month period"). We did not record a significant change in general and administrative expense for the three months ended June 30, 2021 ("2021 second quarter") compared to the three months ended June 30, 2020 ("2020 second quarter")

Total other expense increased 9.3% for the 2021 six-month period compared to the 2020 six-month period and increased 9.9% for the 2021 second quarter compared to the 2020 second quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased 4.8% for the 2021 six-month period compared to the 2020 six-month period. Our net loss increased 7.6% for the 2021second quarter compared to the 2020 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2021 we recorded notes payable of $104,726 and notes payable to a related party of $138,450 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2021 on all notes payable was $127,532.

During the six-month period ended June 30, 2021 a shareholder paid for or performed professional services totaling $3,000. At June 30, 2021, we owe the shareholder an aggregate of $9,000 in accounts payable - related party.

At June 30, 2021 two lenders represent in excess of 95% of the Company's accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 13, 2021	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

