Form 10-K
period 2021-12-31
NOVA STAR INNOVATIONS INC
filed 2022-03-14
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of March 14, 2022 was 18,000,000.

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

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by an asset acquisition, merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Certain conflicts of interest exist or may develop between the Company and Mr. Clayton because he operates his own company and currently devotes his attention to this business (See Item 10, below). He may devote his attention to other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

Holders and Dividends

We had 85 stockholders of record as of March 14, 2022. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

At December 31, 2021 our cash decreased to $265 compared to $2,015 at December 31, 2020 as a result of limited financing activities. Our total liabilities increased to $393,436 for 2021 compared to $362,088 at December 31, 2020. This increase in total liabilities primarily represents notes payable of $5,550, notes – payable related party of $6,000 and an increase of $19,298 in accrued interest for all notes payable. (See “Commitments and Obligations,” below.)

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

Results of Operations

We had no revenues during 2021 and 2020. We recorded a slight increase in general and administrative expense for December 31, 2021 compared to December 31, 2020. Interest expense for notes payable and notes payable – related party increased from $17,936 at December 31, 2020 to $19,298 for December 31, 2021. Our net loss increased from $31,536 to $33,098 for December 31, 2021 compared to December 31, 2020. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2021, we reported notes payable of $104,726 and notes payable – related party of $144,450. The notes payable represent services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for all notes payable was $137,260 and $117,962 at December 31, 2021 and 2020, respectively.

We recorded accounts payable – related party of $6,000 and $6,000 for 2021 and 2020, respectively. These accounts payable relate to consulting services and professional services provided by a stockholder.

We owed vendors $1,000 and $500 for 2021 and 2020, respectively.

At December 31, 2021 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 10, 2022

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2021	DEC 31, 2020

ASSETS
CURRENT ASSETS
Cash	$265	$2,015
Total current assets	265	2,015

TOTAL ASSETS	$265	$2,015

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,000	$6,000
Accounts payable and accrued liabilities	1,000	500
Notes payable – related party	144,450	138,450
Notes payable	104,726	99,176
Accrued interest – related party	72,669	61,593
Accrued interest	64,591	56,369
Total current liabilities	393,436	362,088

TOTAL LIABILITIES	393,436	362,088

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(420,171)	(387,073)
Total stockholders' deficit	(393,171)	(360,073)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265	$2,015

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020

Revenues	$—	$—

Expenses
General and administrative	13,800	13,600
Total expenses	13,800	13,600

Net loss from operations	(13,800)	(13,600)

Other income (expense)
Interest expense – related party	(11,076)	(10,486)
Interest expense	(8,222)	(7,450)
Total other income (expense)	(19,298)	(17,936)

Net loss before income taxes	(33,098)	(31,536)

Income taxes	—	—

Net loss	$(33,098)	$(31,536)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.
Statements of Stockholders' Deficit
For the Years ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2019	18,000,000	18,000	$9,000	$(355,537)	$(328,537)
Net loss for the year ended December 31, 2020	—	—	—	(31,536)	(31,536)
Balance – December 31, 2020	18,000,000	18,000	$9,000	$(387,073)	$(360,073)
Net loss for the year ended December 31, 2021	—	—	—	(33,098)	(33,098)
Balance – December 31, 2021	18,000,000	18,000	$9,000	$(420,171)	$(393,171)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2021	FOR THE YEAR ENDED DEC 31, 2020
Cash Flows from Operating Activities
Net loss	$(33,098)	$(31,536)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	500	(3,700)
Increase in accrued interest – related party	11,076	10,486
Increase in accrued interest	8,222	7,450
Net cash used in operating activities	(7,300)	(11,300)

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	—	3,000
Proceeds from notes payable	5,550	10,000
Net cash provided by financing activities	5,550	13,000

Increase (decrease) in cash	(1,750)	1,700

Cash and cash equivalents at beginning of year	2,015	315

Cash and cash equivalents at end of year	$265	$2,015

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2021 and 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated in Maine on April 25, 1986 as Hystar Aerospace Marketing Corporation of Maine. On April 11, 2001 the Company merged with Nova Star Innovations, Inc. (Nova Star) a Nevada corporation, in a domicile merger.

b. Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

	For the Years Ended December 31,
	2021	2020
Net Loss (numerator)	$(33,098)	$(31,536)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2021 and 2020, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the years ended December 31, 2021 and December 31, 2020.

f. Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

g. Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, accrued liabilities, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $393,171 and has incurred losses of $420,171 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – INCOME TAXES

The Company follows FASB ASC 740 “Income Taxes,” which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $420,171 and $387,073 as of December 31, 2021 and December 31, 2020, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2021	2020
Net operating loss carryforward (at 21%)	$88,236	$81,285
Valuation allowance	(88,236)	(81,285)
Deferred tax asset	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2021	2020
Federal tax benefit (at 21%)	$6,951	$6,622
Change in valuation allowance	(6,951)	(6,622)
	$—	$—

The impact of the Tax Cuts & Jobs Act has been deemed to be insignificant on the deferred tax asset valuation.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020, 2019, and 2018.

NOTE 4 – NOTES PAYABLE

Notes payable as of December 31, 2021 and 2020 were $104,726 and $99,176, respectively. The notes bear interest at 8% and are due on demand.

Accrued interest was $64,591 and $56,369 at December 31, 2021 and 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2021 and 2020, the Company incurred $6,000 and $6,000, respectively, of consulting, administration, and professional services with a shareholder. At December 31, 2021, the $6,000 accounts payable – related party for 2020 were converted into notes payable – related party and at December 31, 2020 the $6,000 accounts payable – related party for 2019 were converted into notes payable – related party. Notes payable – related party at December 31, 2021 and 2020 was $144,450 and $138,450, respectively. Accrued interest on these notes sat December 31, 2021 and 2020 was $72,669 and $61,593, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS EQUITY

No shares were issued in 2021 or 2020.

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

For the year ended December 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	64	Director President, Secretary and Treasurer Principal Executive Officer Principal Financial Officer	July 5, 2000 until our next annual meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2021or 2000. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 14, 2022.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
VIP Worldnet, Inc. 800 E. Charleston Blvd Las Vegas, NV 89104	15,009,450 (1)	83.4%
First Equity Holdings Corp. 2157 S. Lincoln Street Salt Lake City, UT 84106	1,252,000 (2)	7.0%

(1) VIP Worldnet, Inc. holds 15,000,000 shares and its affiliates own 9,450 shares of our common stock.
(2) Represents 1,000,000 shares held by First Equity Holdings Corp. and 252,000 shares held by its affiliate

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp., a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,000 in 2021 and $6,000 in 2020. At December 31, 2021, the $6,000 accounts payable – related party for 2020 were converted to notes payable – related party and at December 31, 2020, the $6,000 accounts payable – related party for 2019 were converted to notes payable – related party. At December 31, 2021, the Company has notes payable owing to First Equity totaling $144,450 and accounts payable of $6,000. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

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

	Pinnacle Accountancy Group of Utah
	2021	2020
Audit fees	$6,500	$8,900
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Mark S. Clayton

Mark S. Clayton

Principal Executive Officer

Principal Financial Officer

Director

President and Secretary/Treasurer

Date: March 14, 2022

