Form 10-Q
period 2022-09-30
NOVA STAR INNOVATIONS INC
filed 2022-11-04
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2022 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

September 30, 2022

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2022	DEC 31, 2021

ASSETS
CURRENT ASSETS
Cash	$1,565	$265
Total current assets	1,565	265

TOTAL ASSETS	$1,565	$265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Accounts payable	—	1,000
Notes payable – related party	148,450	144,450
Notes payable	109,726	104,726
Accrued interest – related party	81,405	72,669
Accrued interest	71,108	64,591
Total current liabilities	421,189	393,436
Total liabilities	421,189	393,436

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(446,624)	(420,171)
Total stockholders' deficit	(419,624)	(393,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,565	$265

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2022	FOR THE THREE MONTHS ENDED SEPT 30, 2021	FOR THE NINE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2021

Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative	2,750	2,800	11,200	11,000
Total expenses	2,750	2,800	11,200	11,000

Loss from operations	(2,750)	(2,800)	(11,200)	(11,000)

Other income (expense)
Interest expense – related party	(2,958)	(2,769)	(8,736)	(8,307)
Interest expense	(2,195)	(2,095)	(6,517)	(6,127)
Total other income (expense)	(5,153)	(4,864)	(15,253)	(14,434)

Loss before income taxes	(7,903)	(7,664)	(26,453)	(25,434)

Income tax expense	—	—	—	—

Net loss	$(7,903)	$(7,664)	$(26,453)	$(25,434)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2020	18,000,000	18,000	$9,000	$(387,073)	$(360,073)
Net loss for the three months ended March 31, 2021	—	—	—	(10,153)	(10,153)
Balance – March 31, 2021	18,000,000	18,000	$9,000	$(397,226)	$(370,226)
Net loss for the three months ended June 30, 2021	—	—	—	(7,617)	(7,617)
Balance – June 30, 2021	18,000,000	18,000	$9,000	$(404,843)	$(377,843)
Net loss for the three months ended Sept. 30, 2021	—	—	—	(7,664)	(7,664)
Balance –September 30, 2021	18,000,000	18,000	$9,000	$(412,507)	$(385,507)

Balance – December 31, 2021	18,000,000	18,000	$9,000	$(420,171)	$(393,171)
Net loss for the three months ended March 31, 2022	—	—	—	(10,616)	(10,616)
Balance – March 31, 2022	18,000,000	18,000	$9,000	$(430,787)	$(403,787)
Net loss for the three months ended June 30, 2022	—	—	—	(7,934)	(7,934)
Balance – June 30, 2022	18,000,000	18,000	$9,000	$(438,721)	$(411,721)
Net loss for the three months ended Sept. 30, 2022	—	—	—	(7,903)	(7,903)
Balance –September 30, 2022	18,000,000	18,000	$9,000	$(446,624)	$(419,624)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2021
Cash Flows from Operating Activities
Net loss	$(26,453)	$(25,434)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities:
Decrease in accounts payable	(1,000)	(500)
Increase in accrued interest – related party	8,736	8,307
Increase in accrued interest	6,517	6,127
Net cash used by operating activities	(7,700)	(7,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	4,000	—
Proceeds from notes payable	5,000	5,550
Net cash provided by financing activities	9,000	5,550

Net increase (decrease) in cash	1,300	(1,450)

Cash at beginning of period	265	2,015

Cash at end of period	$1,565	$565

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

September 30, 2022

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2022 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year ended December 31, 2022.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, a shareholder invoiced the Company $4,500 and $4,500, respectively, for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of September 30, 2022 and December 31, 2021, the Company owed the shareholder $10,500 and $6,000, respectively.

During the nine months ended September 30, 2022 and 2021, a shareholder loaned the Company $4,000 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2022 and December 31, 2021 were $148,450 and $144,450, respectively. Accrued interest at September 30, 2022 and December 31, 2021 was $81,405 and $72,669, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2022 and 2021, an unrelated party loaned the Company $5,000 and $5,550, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2022 and December 31, 2021 were $109,726 and $104,726, respectively. Accrued interest at September 30, 2022 and December 31, 2021 was $71,108 and $64,591, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2022 we had cash of $1,565 compared to $265 cash at December 31, 2021. Our total liabilities increased to $421,189 at September 30, 2022 compared to $393,436 at December 31, 2021. The increase in total liabilities during the nine months ended September 30, 2022 represents expenses paid by related parties, proceeds from third party and related party notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2022 or 2021. We recorded $11,200 in general and administrative expenses for the nine months ended September 30, 2022 (“2022 nine-month period”) compared to $11,000 for the nine months ended September 30, 2021 (“2021 nine-month period”). We recorded $2,750 in general and administrative expenses for the three months ended September 30, 2022 (“2022 third quarter”) compared to $2,800 for the three months ended September 30, 2021 (“2021 third quarter”).

Total other expense increased to $15,253 for the 2022 nine-month period compared to $14,434 for the 2021 nine-month period. Total other expense increased to $5,153 for the 2022 third quarter compared to $4,864 for the 2021 third quarter. Total other expense represents interest expense on notes payable and notes payable – related party.

Our net loss increased to $26,453 for the 2022 nine-month period compared to $25,434 for the 2021 nine-month period. Net loss for the 2022 third quarter increased to $7,903 compared to $7,664 for the 2021 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2022 nine-month period an unrelated party loaned the Company $5,000 and a shareholder loaned the Company $4,000. At September 30, 2022 we owed notes payable of $109,726 and notes payable – related party of $148,450 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2022 on all notes payable was $152,513.

During the 2022 nine-month period a shareholder paid for or performed professional services totaling $4,500. At September 30, 2022, we owe the shareholder an aggregate of $10,500 in accounts payable – related party.

At September 30, 2022 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 4, 2022	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

