Form 10-K
period 2022-12-31
NOVA STAR INNOVATIONS INC
filed 2023-03-29
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 29, 2023 was 18,000,000.

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

Holders and Dividends

We had 85 stockholders of record as of March 29, 2023. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

At December 31, 2022 and 2021 our cash was $265 as a result of limited financing activities. Our total liabilities increased to $427,853 for 2022 compared to $393,436 at December 31, 2021. This increase in total liabilities primarily represents notes payable of $5,000, notes payable – related party of $10,000 and an increase of $20,417 in accrued interest for all notes payable. (See “Commitments and Obligations,” below.)

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

Results of Operations

We had no revenues during 2022 or 2021. We recorded a slight increase in general and administrative expense for 2022 compared to 2021. Interest expense for notes payable and notes payable – related party increased from $19,298 for 2021 to $20,417 for 2022. Our net loss increased from $33,098 to $34,417 for 2022 compared to 2021. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2022, we reported notes payable of $109,726 and notes payable – related party of $154,450. The notes payable represent services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for all notes payable was $157,677 and $137,260 at December 31, 2022 and 2021, respectively.

We reported accounts payable – related party of $6,000 and $6,000 as of December 31, 2022 and 2021, respectively. These accounts payable relate to consulting services and professional services provided by a stockholder.

We owed vendors $0 and $1,000 at December 31, 2022 and 2021, respectively.

At December 31, 2022 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Star Innovations, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2022	DEC 31, 2021
ASSETS
CURRENT ASSETS
Cash	$265	$265
Total current assets	265	265

TOTAL ASSETS	$265	$265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,000	$6,000
Accounts payable and accrued liabilities	—	1,000
Notes payable – related party	154,450	144,450
Notes payable	109,726	104,726
Accrued interest – related party	84,374	72,669
Accrued interest	73,303	64,591
Total current liabilities	427,853	393,436

TOTAL LIABILITIES	427,853	393,436

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(454,588)	(420,171)
Total stockholders' deficit	(427,588)	(393,171)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265	$265

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Revenues	$—	$—

Expenses
General and administrative	14,000	13,800
Total expenses	14,000	13,800

Net loss from operations	(14,000)	(13,800)

Other income (expense)
Interest expense – related party	(11,705)	(11,076)
Interest expense	(8,712)	(8,222)
Total other income (expense)	(20,417)	(19,298)

Net loss before income taxes	(34,417)	(33,098)

Income taxes	—	—

Net loss	$(34,417)	$(33,098)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Stockholders’ Deficit

For the Years ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	18,000,000	18,000	$9,000	$(387,073)	$(360,073)
Net loss for the year ended December 31, 2021	—	—	—	(33,098)	(33,098)
Balance – December 31, 2021	18,000,000	18,000	$9,000	$(420,171)	$(393,171)
Net loss for the year ended December 31, 2022	—	—	—	(34,417)	(34,417)
Balance – December 31, 2022	18,000,000	18,000	$9,000	$(454,588)	$(427,588)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2022	FOR THE YEAR ENDED DEC 31, 2021
Cash Flows from Operating Activities
Net loss	$(34,417)	$(33,098)
Adjustments to reconcile net loss to cash used in operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,000)	500
Increase in accrued interest – related party	11,705	11,076
Increase in accrued interest	8,712	8,222
Net cash used in operating activities	(9,000)	(7,300)

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	4,000	—
Proceeds from notes payable	5,000	5,550
Net cash provided by financing activities	9,000	5,550

Increase (decrease) in cash	—	(1,750)

Cash and cash equivalents at beginning of year	265	2,015

Cash and cash equivalents at end of year	$265	$265

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2022 and 2021

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

	For the Years Ended December 31,
	2022	2021
Net Loss (numerator)	$(34,417)	$(33,098)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2022 and 2021, the Company had no potentially dilutive common stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2022 and 2021.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $427,588 and has incurred losses of $454,588 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 - INCOME TAXES

The Company follows ASC 740 “Income Taxes,” which requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $454,588 and $420,171 as of December 31, 2022 and 2021, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2022	2021
Net operating loss carryforward (at 21%)	$95,463	$88,236
Valuation allowance	(95,463)	(88,236)
Deferred tax asset	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2022	2021
Federal tax benefit (at 21%)	$7,227	$6,951
Change in valuation allowance	(7,227)	(6,951)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022, 2021, 2020 and 2019.

NOTE 4 – NOTES PAYABLE

Notes payable as of December 31, 2022 and 2021 were $109,726 and $104,726, respectively. The notes bear interest at 8% and are due on demand. The Company received proceeds of $5,000 and $5,550 during the years ended December 31, 2022 and 2021, respectively.

Accrued interest was $73,303 and $64,591 at December 31, 2022 and 2021, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company incurred $6,000 and $6,000, respectively, of consulting, administration, and professional services with a shareholder. At December 31, 2022, the $6,000 accounts payable – related party for 2021 were converted into notes payable – related party and at December 31, 2021 the $6,000 accounts payable – related party for 2020 were converted into notes payable – related party. The Company received proceeds of $4,000 and $0 from the shareholder during the years ended December 31, 2022 and 2021, respectively. Notes payable – related party at December 31, 2022 and 2021 was $154,450 and $144,450, respectively. Accrued interest on these notes at December 31, 2022 and 2021 was $84,374 and $72,669, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS DEFICIT

No shares were issued during the years ended December 31, 2022 and 2021.

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

For the year ended December 31, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	65	Director President, Secretary and Treasurer Principal Executive Officer Principal Financial Officer	July 5, 2000 until our next annual meeting

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2022 or 2021. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of common stock outstanding as of March 29, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp., a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,000 in 2022 and $6,000 in 2021. In 2022 the 2021 accounts payable were converted to notes payable – related party. First Equity Holdings Corp. also advanced the Company $4,000 and $0 during the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company has notes payable owing to First Equity totaling $154,450 and accounts payable of $6,000. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

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

	Pinnacle Accountancy Group of Utah
	2022	2021
Audit fees	$6,700	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Mark S. Clayton

Mark S. Clayton

Principal Executive Officer

Principal Financial Officer

Director

President and Secretary/Treasurer

Date: March 29, 2023

