Form 10-Q
period 2023-06-30
NOVA STAR INNOVATIONS INC
filed 2023-08-03
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2023 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

June 30, 2023

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	JUNE 30, 2023	DEC 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,565	$265
Total current assets	3,565	265

TOTAL ASSETS	$3,565	$265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$9,000	$6,000
Notes payable – related party	163,350	154,450
Notes payable	109,726	109,726
Accrued interest – related party	90,690	84,374
Accrued interest	77,693	73,303
Total current liabilities	450,459	427,853
Total liabilities	450,459	427,853

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(473,894)	(454,588)
Total stockholders' deficit	(446,894)	(427,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,565	$265

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative	2,900	2,850	8,600	8,450
Total expenses	2,900	2,850	8,600	8,450

Loss from operations	(2,900)	(2,850)	(8,600)	(8,450)

Other income (expense)
Interest expense – related party	(3,267)	(2,889)	(6,316)	(5,778)
Interest expense	(2,195)	(2,195)	(4,390)	(4,322)
Total other income (expense)	(5,462)	(5,084)	(10,706)	(10,100)

Loss before income taxes	(8,362)	(7,934)	(19,306)	(18,550)

Income tax expense	—	—	—	—

Net loss	$(8,362)	$(7,934)	$(19,306)	$(18,550)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Stockholders' Deficit

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	18,000,000	18,000	$9,000	$(420,171)	$(393,171)
Net loss for the three months ended March 31, 2022	—	—	—	(10,616)	(10,616)
Balance – March 31, 2022	18,000,000	18,000	$9,000	$(430,787)	$(403,787)
Net loss for the three months ended June 30, 2022	—	—	—	(7,934)	(7,934)
Balance – June 30, 2022	18,000,000	18,000	$9,000	$(438,721)	$(411,721)

Balance – December 31, 2022	18,000,000	18,000	$9,000	$(454,588)	$(427,588)
Net loss for the three months ended March 31, 2023	—	—	—	(10,944)	(10,944)
Balance – March 31, 2023	18,000,000	18,000	$9,000	$(465,532)	$(438,532)
Net loss for the three months ended June 30, 2023	—	—	—	(8,362)	(8,362)
Balance – June 30, 2023	18,000,000	18,000	$9,000	$(473,894)	$(446,894)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
Cash Flows from Operating Activities
Net loss	$(19,306)	$(18,550)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities:
Increase in accounts payable	—	350
Increase in accrued interest – related party	6,316	5,778
Increase in accrued interest	4,390	4,322
Net cash used by operating activities	(5,600)	(5,100)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	5,000
Proceeds from notes payable – related party	8,900	—
Net cash provided by financing activities	8,900	5,000

Net increase (decrease) in cash	3,300	(100)

Cash at beginning of period	265	264

Cash at end of period	$3,565	$165

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA STAR INNOVATIONS, INC.

Notes to the Unaudited Condensed Financial Statements

June 30, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023 and 2022, a shareholder invoiced the Company $3,000 and $3,000, respectively, for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of June 30, 2023 and December 31, 2022, the Company owed the shareholder $9,000 and $6,000, respectively.

During the six months ended June 30, 2023 and 2022, a shareholder – related party loaned the Company $8,900 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2023 and December 31, 2022 were $163,350 and $154,450, respectively. Accrued interest at June 30, 2023 and December 31, 2022 was $90,690 and $84,374, respectively.

NOTE 4 – NOTES PAYABLE

During the six months ended June 30, 2023 and 2022, an unrelated party loaned the Company $0 and $5,000, respectively. The notes bear interest at 8% and are due on demand. Notes payable at June 30, 2023 and December 31, 2022 were $109,726 and $109,726, respectively. Accrued interest at June 30, 2023 and December 31, 2022 was $77,693 and $73,303, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At June 30, 2023 we had cash of $3,565 compared to $265 cash at December 31, 2022. Our total liabilities increased to $450,459 at June 30, 2023 compared to $427,853 at December 31, 2022. The increase in total liabilities during the six months ended June 30, 2023 represents expenses paid by related parties, proceeds from third party and related party notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2023 or 2022. We recorded $8,600 in general and administrative expenses for the six months ended June 30, 2023 (“2023 six-month period”) compared to $8,450 for the six months ended June 30, 2022 (“2022 six-month period”). We recorded $2,900 in general and administrative expenses for the three months ended June 30, 2023 (“2023 second quarter”) compared to $2,850 for the three months ended June 30, 2022 (“2022 second quarter”).

Total other expense increased to $10,706 for the 2023 six-month period compared to $10,100 for the 2022 six-month period. Total other expense increased to $5,462 for the 2023 second quarter compared to $5,084 for the 2022 second quarter. Total other expense represents interest expense on notes payable and notes payable – related party.

Our net loss increased to $19,306 for the 2023 six-month period compared to $18,550 for the 2022 six-month period. Net loss for the 2023 second quarter increased to $8,362 compared to $7,934 for the 2022 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2023 six-month period a shareholder-related party loaned the Company $8,900. At June 30, 2023 we owed notes payable of $109,726 and notes payable – related party of $163,350 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of June 30, 2023 on all notes payable was $168,383.

During the 2023 six-month period a shareholder paid for or performed professional services totaling $3,000. At June 30, 2023, we owe the shareholder an aggregate of $9,000 in accounts payable – related party.

At June 30, 2023 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 3, 2023	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

