Form 10-Q
period 2023-09-30
NOVA STAR INNOVATIONS INC
filed 2023-11-02
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2023 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

September 30, 2023

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	SEPT 30, 2023	DEC 31, 2022

ASSETS
CURRENT ASSETS
Cash	$9,665	$265
Total current assets	9,665	265

TOTAL ASSETS	$9,665	$265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Notes payable – related party	170,850	154,450
Notes payable	109,726	109,726
Accrued interest – related party	94,015	84,374
Accrued interest	79,887	73,303
Total current liabilities	464,978	427,853
Total liabilities	464,978	427,853

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(482,313)	(454,588)
Total stockholders' deficit	(455,313)	(427,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,665	$265

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE THREE MONTHS ENDED SEPT 30, 2022	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022

Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative	2,900	2,750	11,500	11,200
Total expenses	2,900	2,750	11,500	11,200
Loss from operations	(2,900)	(2,750)	(11,500)	(11,200)

Other income (expense)
Interest expense – related party	(3,325)	(2,958)	(9,641)	(8,736)
Interest expense	(2,194)	(2,195)	(6,584)	(6,517)
Total other income (expense)	(5,519)	(5,153)	(16,225)	(15,253)

Loss before income taxes	(8,419)	(7,903)	(27,725)	(26,453)

Income tax expense	—	—	—	—

Net loss	$(8,419)	$(7,903)	$(27,725)	$(26,453)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Stockholders' Deficit

For the three and nine months ended Sept 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	18,000,000	18,000	$25,148	$(420,171)	$(393,171)
Net loss for the three months ended March 31, 2022	—	—	—	(10,616)	(10,616)
Balance – March 31, 2022	18,000,000	18,000	$25,148	$(430,787)	$(403,787)
Net loss for the three months ended June 30, 2022	—	—	—	(7,934)	(7,934)
Balance – June 30, 2022	18,000,000	18,000	$25,148	$(438,721)	$(411,721)
Net loss for the three months ended September 30, 2022	—	—	—	(7,903)	(7,903)
Balance – September 30, 2022	18,000,000	18,000	$25,148	$(446,624)	$(419,624)

Balance – December 31, 2022	18,000,000	18,000	$25,148	$(454,588)	$(427,588)
Net loss for the three months ended March 31, 2023	—	—	—	(10,944)	(10,944)
Balance – March 31, 2023	18,000,000	18,000	$25,148	$(465,532)	$(438,532)
Net loss for the three months ended June 30, 2023	—	—	—	(8,362)	(8,362)
Balance – June 30, 2023	18,000,000	18,000	$25,148	$(473,894)	$(446,894)
Net loss for the three months ended September 30, 2023	—	—	—	(8,419)	(8,419)
Balance – September 30, 2023	18,000,000	18,000	$25,148	$(482,313)	$(455,313)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2022
Cash Flows from Operating Activities
Net loss	$(27,725)	$(26,453)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities:
Decrease in accounts payable	—	(1,000)
Increase in accrued interest – related party	9,641	8,736
Increase in accrued interest	6,584	6,517
Net cash used by operating activities	(7,000)	(7,700)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	16,400	4,000
Proceeds from notes payable	—	5,000
Net cash provided by financing activities	16,400	9,000

Net increase (decrease) in cash	9,400	(1,300)

Cash at beginning of period	265	265

Cash at end of period	$9,665	$1,565

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA STAR INNOVATIONS, INC.

Notes to the Unaudited Condensed Financial Statements

September 30, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023 and 2022, a shareholder invoiced the Company $4,500 and $4,500, respectively, for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of September 30, 2023 and December 31, 2022, the Company owed the shareholder $10,500 and $6,000, respectively.

During the nine months ended September 30, 2023 and 2022, a shareholder – related party loaned the Company $16,400 and $4,000, respectively. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2023 and December 31, 2022 were $170,850 and $154,450, respectively. Accrued interest – related party at September 30, 2023 and December 31, 2022 was $94,015 and $84,374, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2023 and 2022, an unrelated party loaned the Company $0 and $5,000, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2023 and December 31, 2022 were $109,726 and $109,726, respectively. Accrued interest at September 30, 2023 and December 31, 2022 was $79,887 and $73,303, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded operational revenues since inception and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine, through merger or acquisition, with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2023 we had cash of $9,665 compared to $265 cash at December 31, 2022. Our total liabilities increased to $464,978 at September 30, 2023 compared to $427,853 at December 31, 2022. The increase in total liabilities during the first quarter represents expenses paid by related parties, proceeds from third party and related party notes payable and accrued interest.

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

Results of Operations

We did not record revenues, from operations, in either 2023 or 2022. We recorded $11,500 in general and administrative expenses for the nine months ended September 30, 2023 (“2023 nine-month period”) compared to $11,200 for the nine months ended September 30, 2022 (“2022 nine-month period”). We recorded $2,900 in general and administrative expenses for the nine months ended September 30, 2023 (“2023 third quarter”) compared to $2,750 for the nine months ended September 30, 2022 (“2022 third quarter”).

Total other expense increased to $16,225 for the 2023 nine-month period compared to $15,253 for the 2022 nine-month period. Total other expense increased to $5,519 for the 2023 third quarter compared to $5,153 for the 2022 third quarter. Total other expense represents interest expense on notes payable and notes payable – related party.

Our net loss increased to $27,725 for the 2023 nine-month period compared to $26,453 for the 2022 nine-month period. Net loss for the 2023 third quarter increased to $8,419 compared to $7,903 for the 2022 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2023 nine-month period a shareholder-related party loaned the Company $16,400. At September 30, 2023 we owed notes payable of $109,726 and notes payable – related party of $170,850 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2023 on all notes payable was $173,902.

During the 2023 nine-month period a shareholder paid for or performed professional services totaling $4,500. At September 30, 2023, we owe the shareholder an aggregate of $10,500 in accounts payable – related party.

At September 30, 2023 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our Directors , officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

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

Date: November 2, 2023	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

