Form 10-K
period 2023-12-31
NOVA STAR INNOVATIONS INC
filed 2024-04-15
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ___

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	90-0369457 (I.R.S. Employer Identification No.)
440 East 400 South Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its Common Stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2024 was 18,000,000.

Documents incorporated by reference: None

TABLE OF CONTENTS

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 1C.	Cybersecurity	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24
	Signatures	25

In this report references to “Nova Star,” “we,” “us,” “our” and “the Company” refer to Nova Star Innovations, Inc.

FORWARD LOOKING STATEMENTS

The U.S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1. BUSINESS

Historical Development

Nova Star Innovations, Inc. was incorporated in the state of Maine on April 25, 1986, as Hystar Aerospace Marketing Corporation of Maine (“Hystar-Maine”). Hystar-Maine was formed to lease, sell and market the Hystar airship, a heavy-lift airship, and the Burket Mill, a waste milling device; however, the venture was found to be cost prohibitive and Hystar-Maine ceased such activities. On April 11, 2001, Hystar-Maine completed a change of domicile merger with Nova Star Innovations, Inc. for the sole purpose of changing Hystar-Maine’s domicile to the state of Nevada. On September 13, 2016, Nova Star Innovations, Inc. filed Articles of Domestication in the state of Wyoming, effectively moving the Company’s state of domicile from Nevada to Wyoming.

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

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officer and Director, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

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

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by “back door” registrations.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

Item 1C. Cybersecurity.

The Company recognizes the importance of cybersecurity and the potential risks associated with cyber incidents. As a small entity with simple operations managed solely by our Chief Executive Officer (CEO), we have not implemented formal cybersecurity policies or procedures. However, we take reasonable steps to protect our electronic data and ensure the security of our operations.

Given the size of our company and the nature of our operations, we believe the risk of significant cybersecurity incidents is minimal. Our CEO is responsible for overseeing all aspects of our business, including the management of cybersecurity risks. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. We will continue to monitor our cybersecurity risk profile and take appropriate actions to safeguard our data and systems.

Should any material cybersecurity incidents occur, we will assess the situation and disclose the nature, scope, and potential impact of the incident in accordance with SEC regulations.

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

Holders and Dividends

We had 85 stockholders of record as of March 31, 2024. We have not declared dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. [Reserved]

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

At December 31, 2023 we had cash of $17,265 compared to $265 cash at December 31, 2022 as a result of limited financing activities. Our total liabilities increased to $481,731 for 2023 compared to $427,853 at December 31, 2022. (See “Commitments and Obligations,” below.)

We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company. The type of business opportunity with which we acquire, or merge, will affect our profitability for the long term.

During the next 12 months the Company anticipates incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our Common Stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during 2023 and 2022. We recorded a slight increase in general and administrative expense for December 31, 2023, compared to December 31, 2022. Interest expense for notes payable and notes payable – related party increased from $20,417 at December 31, 2022, to $21,977, for December 31, 2023. Our net loss increased from $34,417 to $36,877 for December 31, 2023, compared to December 31, 2022. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At December 31, 2023, we reported notes payable of $109,726 and notes payable – related party of $186,350. The notes payable represent services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Accrued interest for all notes payable was $179,655 and $157,677 at December 31, 2023 and 2022, respectively.

We recorded accounts payable – related party of $6,000 and $6,000 for 2023 and 2022, respectively. These accounts payable relate to consulting services and professional services provided by a stockholder.

At December 31, 2023, two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nova Star Innovations, Inc.

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nova Star Innovations, Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nova Star Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nova Star Innovations, Inc. (“the Company”) as of December 31, 2023 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited assets, negative working capital, and net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 10, 2024

Nova Star Innovations, Inc.

Balance Sheets

	DEC 31, 2023	DEC 31, 2022
ASSETS
CURRENT ASSETS
Cash	$17,265	$265
Total current assets	17,265	265

TOTAL ASSETS	$17,265	$265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$6,000	$6,000
Notes payable – related party	186,350	154,450
Notes payable	109,726	109,726
Accrued interest – related party	97,573	84,374
Accrued interest	82,082	73,303
Total current liabilities	481,731	427,853

TOTAL LIABILITIES	481,731	427,853
Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(491,466)	(454,588)
Total stockholders' deficit	(464,466)	(427,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,265	$265

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Operations

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022
Revenues	$—	$—

Expenses
General and administrative	14,900	14,000
Total expenses	14,900	14,000

Net loss from operations	(14,900)	(14,000)

Other income (expense)
Interest expense – related party	(13,199)	(11,705)
Interest expense	(8,778)	(8,712)
Total other income (expense)	(21,977)	(20,417)

Net loss before income taxes	(36,877)	(34,417)

Income taxes	—	—

Net loss	$(36,877)	$(34,417)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Stockholders’ Deficit

For the Years ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	18,000,000	18,000	$9,000	$(420,171)	$(393,171)
Net loss for the year ended December 31, 2022	—	—	—	(34,417)	(34,417)
Balance – December 31, 2022	18,000,000	18,000	$9,000	$(454,588)	$(427,588)
Net loss for the year ended December 31, 2023	—	—	—	(36,877)	(36,877)
Balance – December 31, 2023	18,000,000	18,000	$9,000	$(491,465)	$(464,465)

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Statements of Cash Flows

	FOR THE YEAR ENDED DEC 31, 2023	FOR THE YEAR ENDED DEC 31, 2022
Cash Flows from Operating Activities
Net loss	$(36,877)	$(34,417)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	—	(1,000)
Increase in accrued interest – related party	13,199	11,705
Increase in accrued interest	8,778	8,712
Net cash used in operating activities	(8,900)	(9,000)

Cash Flows from Investing Activities
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	25,900	4,000
Proceeds from notes payable	—	5,000
Net cash provided by financing activities	25,900	9,000

Increase in cash	17,000	—

Cash and cash equivalents at beginning of year	265	265

Cash and cash equivalents at end of year	$17,265	$265

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

Non-Cash Investing and Financing Activities:
Converted related party accounts payable and advances into notes payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Nova Star Innovations, Inc.

Notes to the Financial Statements

December 31, 2023 and 2022

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization & Summary of Significant Accounting Policies

The Company was incorporated in Maine on April 25, 1986, as Hystar Aerospace Marketing Corporation of Maine. On April 11, 2001, the Company merged with Nova Star Innovations, Inc. (Nova Star) a Nevada corporation, in a domicile merger.

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

	For the Years Ended December 31,
	2023	2022
Net Loss (numerator)	$(36,877)	$(34,417)
Weighted Average Number of Shares Outstanding (denominator)	18,000,000	18,000,000
Basic Loss per Common Share	$(0.00)	$(0.00)

For the years ended December 31, 2023 and 2022, the Company had no potentially dilutive Common Stock equivalents issued.

e. Concentrations of Risk

Two lenders represent in excess of 95% of the Company’s Accounts Payable and Notes Payable for the fiscal years ended December 31, 2023, and December 31, 2022.

g. Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

h. Fair Value Measurements

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, accrued liabilities, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has a negative working capital of $464,466 and has incurred losses of $491,466 since inception. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $491,466 and $454,588 as of December 31, 2023, and December 31, 2022, respectively, which may be offset against future taxable income through 2037. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2023	2022
Net operating loss carryforward (at 21%)	$103,208	$95,463
Valuation allowance	(103,208)	(95,463)
Deferred tax asset	$—	$—

A reconciliation of amounts obtained by applying the Federal tax rate of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2023	2022
Federal tax benefit (at 21%)	$7,745	$7,227
Change in valuation allowance	(7,745)	(7,227)
	$—	$—

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023, 2022, 2021, and 2020.

NOTE 4 – NOTES PAYABLE

Notes payable as of December 31, 2023 and 2022, was $109,726 and $109,726, respectively. The notes bear interest at 8% and are due on demand.

Accrued interest was $82,082 and $73,303 at December 31, 2023 and 2022, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company incurred $6,000 and $6,000, respectively, of consulting, administration, and professional services with a shareholder. At December 31, 2023, the $6,000 accounts payable – related party for 2022 were converted into notes payable – related party, and at December 31, 2022, the $6,000 accounts payable – related party for 2021 were converted into notes payable – related party. Notes payable – related party at December 31, 2023 and 2022, was $186,350 and $154,450, respectively. Accrued interest on these notes at December 31, 2023 and 2022, was $97,573 and $84,374, respectively. The notes bear interest at 8% and are due on demand.

NOTE 6 – STOCKHOLDERS EQUITY

No shares were issued in 2023 or 2022.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 2, 2023, the Board of Directors (the “Board”) of Nova Star Innovations, Inc. (“Nova Star” or the “Company”) agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”), effective as of November 2, 2023. Also on November 2, 2023, the Company engaged the accounting firm of Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm. The Board and the Company’s Audit Committee approved of the dismissal of Pinnacle and the engagement of Fruci & Associates II, PLLC.

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

For the year ended December 31, 2023, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework (2013),” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Mark S. Clayton	65	Director President, Secretary and Treasurer Principal Executive Officer Principal Financial Officer	July 5, 2000, until our next annual meeting

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

Code of Ethics

Since we have only one person serving as Director and executive officer, and because we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC and comply with applicable governmental laws and regulations.

Corporate Governance

We are a smaller reporting company with minimal operations and only one person serving as Director and executive officer. As a result, we do not have a standing nominating committee for Directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire Board of Directors acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer did not receive compensation during the year ended December 31, 2022 or 2023. None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding Common Stock of each person or group known by us to own beneficially more than 5% of our voting stock. Our management does not beneficially own any shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 18,000,000 shares of Common Stock outstanding as of March ____, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

First Equity Holdings Corp., a more than 5% shareholder, invoiced the Company for consulting, administrative, and professional services and out-of-pocket costs provided to or paid on behalf of the Company totaling $6,000 in 2023 and $6,000 in 2022. In 2023, the 2022 accounts payable were converted to notes payable – related party.

At December 31, 2023, the Company has notes payable owing to First Equity totaling $186,350 and accounts payable of $6,000. The notes payable are non-collateralized, carry interest at 8% and are due on demand. We have not made any payments on the notes payable or accounts payable.

Director Independence

Our Director is not an independent Director as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the Company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as Directors. Our Director is also the executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Fruci & Associates II, PLLC for 2023 audit only and Pinnacle Accountancy Group of Utah for the 2022 audit and 2023 10-Q reviews.

For each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

Pinnacle Accountancy Group of Utah and Fruci & Associates II, PLLC.
	2023	2023/2022
Audit fees	6,000	7,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Mark S. Clayton

Mark S. Clayton

Principal Executive Officer

Principal Financial Officer

Director

President and Secretary/Treasurer

Date: April 15, 2024

