Form 10-Q
period 2024-03-31
NOVA STAR INNOVATIONS INC
filed 2024-05-09
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2024 was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

March 31, 2024

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

(Unaudited)

	MARCH 31, 2024	DEC 31, 2023

ASSETS
CURRENT ASSETS
Cash	$13,765	$17,265
Total current assets	13,765	17,265

TOTAL ASSETS	$13,765	$17,265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$7,500	$6,000
Accounts Payable - Vendors	5,051	—
Notes payable – related party	186,350	186,350
Notes payable	109,726	109,726
Accrued interest – related party	101,300	97,573
Accrued interest	84,277	82,082
Total current liabilities	494,204	481,731
Total liabilities	494,204	481,731
Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(507,439)	(491,466)
Total stockholders' deficit	(480,439)	(464,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,765	$17,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023

Revenues	$—	$—

Operating Expenses
General and administrative	10,051	5,700
Total expenses	10,051	5,700

Loss from operations	(10,051)	(5,700)

Other income (expense)
Interest expense – related party	(3,727)	(3,049)
Interest expense	(2,195)	(2,195)
Total other income (expense)	(5,922)	(5,244)

Loss before income taxes	(15,973)	(10,944)

Income tax expense	—	—

Net loss	$(15,973)	$(10,944)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	18,000,000	18,000	$9,000	$(454,588)	$(427,588)
Net loss for the three months ended March 31, 2023	—	—	—	(10,944)	(10,944)
Balance – March 31, 2023	18,000,000	18,000	$9,000	$(465,532)	$(438,532)

Balance – December 31, 2023	18,000,000	18,000	$9,000	$(491,466)	$(464,466)
Net loss for the three months ended March 31, 2024	—	—	—	(15,973)	(15,973)
Balance – March 31, 2024	18,000,000	18,000	$9,000	$(507,439)	$(480,439)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
Cash Flows from Operating Activities
Net loss	$(15,973)	$(10,944)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities:
Decrease in accounts payable	5,051	—
Increase in accrued interest – related party	3,727	3,049
Increase in accrued interest	2,195	2,195
Net cash used by operating activities	(3,500)	(4,200)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable	—	8,900
Net cash provided by financing activities	—	8,900

Net increase (decrease) in cash	(3,500)	4,700

Cash at beginning of period	17,265	265

Cash at end of period	$13,765	$4,965

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Notes to the Unaudited Condensed Financial Statements

March 31, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2024, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the period ended March 31, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no operating revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, a shareholder invoiced the Company $1,500 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of March 31, 2024, and December 31, 2023, the Company owed the shareholder $7,500 and $6,000, respectively.

During the three months ended March 31, 2024, a shareholder – related party loaned the Company $0. The notes bear interest at 8% and are due on demand. Notes payable at March 31, 2024, and December 31, 2023, were $186,350 and $186,350, respectively. Accrued interest at March 31, 2024, and December 31, 2023, was $101,300 and $97,573, respectively.

NOTE 4 – NOTES PAYABLE

During the three months ended March 31, 2024, a shareholder – related party loaned the Company $0. The notes bear interest at 8% and are due on demand. Notes payable at March 31, 2024, and December 31, 2023, were $109,726 and $109,726, respectively. Accrued interest at March 31, 2024, and December 31, 2023, was $84,277 and $82,082, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded operating revenues and are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At March 31, 2024, we had cash of $13,765 compared to $17,265 cash at December 31, 2023. Our total liabilities increased to $494,204 at March 31, 2024, compared to $481,731 at December 31, 2023. The increase in total liabilities during the first quarter represents expenses paid by related parties, proceeds from third party and related party notes payable and accrued interest.

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

Results of Operations

We did not record revenues in either 2024 or 2023. We recorded $10,051 in general and administrative expenses for the three-months ended March 31, 2024 (“2024 first quarter”) compared to $5,700 for the three-months ended March 31, 2023 (“2023 first quarter”).

Total other expense increased to $5,922 for the 2024 first quarter, compared to $5,244 for the 2023 first quarter. Total other expense represents interest expense on notes payable and notes payable – related party.

Our net loss increased to $15,973 for the 2024 first quarter, compared to $10,944 for the 2023 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2024 first quarter a shareholder loaned the Company $0. At March 31, 2024, we owed notes payable of $109,726 and notes payable – related party of $186,350 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of March 31, 2024, on all notes payable was $185,577.

During the 2024 first quarter a shareholder paid for or performed professional services totaling $1,500. At March 31, 2024, we owe the shareholder an aggregate of $7,500 in accounts payable – related party.

At March 31, 2024 two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 6, 2024	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

