Form 10-Q
period 2024-09-30
NOVA STAR INNOVATIONS INC
filed 2024-11-21
CIK 1160945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-33399

NOVA STAR INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	90-0369457 (I.R.S. Employer Identification No.)
440 E 400 South, Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 19,  2024, was 18,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA STAR INNOVATIONS, INC.

Condensed Financial Statements

September 30, 2024

(Unaudited)

Nova Star Innovations, Inc.

Condensed Balance Sheets

	SEPT 30, 2024	DEC 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,916	$17,265
Total current assets	2,916	17,265

TOTAL ASSETS	$2,916	$17,265

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable – related party	$10,500	$6,000
Notes payable – related party	186,350	186,350
Notes payable	109,726	109,726
Accrued interest – related party	108,754	97,573
Accrued interest	88,667	82,082
Total current liabilities	503,997	481,731
Total liabilities	503,997	481,731
Commitments and Contingencies	—	—
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 20,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(528,081)	(491,466)
Total stockholders' deficit	(501,081)	(464,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,916	$17,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Operations

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPT 30, 2024	FOR THE THREE MONTHS ENDED SEPT 30, 2023	FOR THE NINE MONTHS ENDED SEPT 30, 2024	FOR THE NINE MONTHS ENDED SEPT 30, 2023
Revenues	$—	$—	$—	$—

Operating Expenses
General and administrative	4,848	2,900	18,849	11,500
Total expenses	4,848	2,900	18,849	11,500
Loss from operations	(4,848)	(2,900)	(18,849)	(11,500)

Other income (expense)
Interest expense – related party	(3,727)	(3,325)	(11,181)	(9,641)
Interest expense	(2,195)	(2,194)	(6,585)	(6,584)
Total other income (expense)	(5,922)	(5,519)	(17,766)	(16,225)

Loss before income taxes	(10,770)	(8,419)	(36,615)	(27,725)

Income tax expense	—	—	—	—

Net loss	$(10,770)	$(8,419)	$(36,615)	$(27,725)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	18,000,000	18,000,000	18,000,000	18,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Stockholders’ Deficit

For the three, six, and nine months ended Sept 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	1,800,000	18,000	$9,000	$(454,588)	$(427,588)
Net loss for the three months ended March 31, 2023	—	—	—	(10,944)	(10,944)
Balance – March 31, 2023	1,800,000	18,000	$9,000	$(465,532)	$(438,532)
Net loss for the three months ended June 30, 2023	—	—	—	(8,362)	(8,362)
Balance – June 30, 2023	1,800,000	18,000	$9,000	$(473,894)	$(446,894)
Net loss for the three months ended September 30, 2023	—	—	—	(8,419)	(8,419)
Balance – September 30, 2023	1,800,000	18,000	$9,000	$(482,313)	$(455,313)

Balance – December 31, 2023	1,800,000	18,000	$9,000	$(491,466)	$(464,466)
Net loss for the three months ended March 31, 2024	—	—	—	(15,973)	(15,973)
Balance – March 31, 2024	1,800,000	18,000	$9,000	$(507,439)	$(480,439)
Net loss for the three months ended June 30, 2024	—	—	—	(9,872)	(9,872)
Balance – June 30, 2024	1,800,000	18,000	$9,000	$(517,311)	$(490,311)
Net loss for the three months ended September 30, 2024	—	—	—	(10,770)	(10,770)
Balance – September 30, 2024	1,800,000	18,000	$9,000	$(528,081)	$(501,081)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Nova Star Innovations, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPT 30, 2024	FOR THE NINE MONTHS ENDED SEPT 30, 2023
Cash Flows from Operating Activities
Net loss	$(36,615)	$(27,725)
Adjustments to reconcile net loss to cash used by operating activities:
Expenses paid by related party	10,770	4,500
Changes in operating assets and liabilities:
Decrease in accounts payable	—	(1,000)
Increase in accrued interest – related party	11,181	9,641
Increase in accrued interest	6,585	6,584
Net cash used by operating activities	(14,349)	(7,000)

Cash Flows from Investing Activities
Net cash provided (used) by investing activities	—	—

Cash Flows from Financing Activities
Proceeds from notes payable – related party	—	16,400
Net cash provided by financing activities	—	16,400

Net increase (decrease) in cash	(14,349)	(9,400)

Cash at beginning of period	17,265	265

Cash at end of period	$2,916	$9,665

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA STAR INNOVATIONS, INC.

Notes to the Unaudited Condensed Financial Statements

September 30, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2024 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024 and 2023, a shareholder invoiced the Company $4,500 and $0, respectively, for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. As of September 30, 2024, and December 31, 2023, the Company owed the shareholder $9,000 and $6,000, respectively.

During the nine months ended September 30, 2024 and 2023, a shareholder – related party loaned the Company $0 and $8,900, respectively. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2024, and December 31, 2023, were $186,850 and $186,350,   respectively. Accrued interest – related party at September 30, 2024, and December 31, 2023, was $108,754 and $97,573, respectively.

NOTE 4 – NOTES PAYABLE

During the nine months ended September 30, 2024 and 2023, an unrelated party loaned the Company $0 and $0, respectively. The notes bear interest at 8% and are due on demand. Notes payable at September 30, 2024, and December 31, 2023, were $109,726 and $109,726, respectively. Accrued interest at September 30, 2024, and December 31, 2023, was $88,667 and $82,082, respectively.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied primarily upon related parties to pay for our operating expenses. At September 30, 2024, we had cash of $2,916 compared to $17,265 cash at December 31, 2023. Our total liabilities increased to $503,997 at September 30, 2024, compared to $481,731 at December 31, 2023. The increase in total liabilities during the first quarter represents expenses paid by related parties, proceeds from third party and related party notes payable and accrued interest.

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

During the next 12 months, we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties. We may also rely on the issuance of our Common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues, from operations, in either the nine months ended September 30,2024 or 2023. We recorded $18,849 in general and administrative expenses for the nine months ended September 30, 2024 (the “2024 Nine-Month Period”) compared to $11,500 for the nine months ended September 30, 2023 (the “2023 Nine-Month Period”). We recorded $4,848 in general and administrative expenses for the three months ended September 30, 2024 (the “2024 Third Quarter”) compared to $2,900 for the three months ended September 30, 2023 (the “2023 Third Quarter”).

Total other expense increased to $17,766 for the 2024 Nine-Month Period compared to $16,225 for the 2023 Nine-Month Period. Total other expense increased to $5,922 for the 2024 Third Quarter compared to $5,519 for the 2023 Third Quarter. Total other expense represents interest expense on notes payable and notes payable – related party.

Our net loss increased to $36,615 for the 2024 Nine-Month Period compared to $27,725 for the 2023 Nine-Month Period. Net loss for the 2024 Third Quarter increased to $10,770 compared to $8,419 for the 2023 Third Quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the 2024 Nine-Month Period a shareholder-related party loaned the Company $0. At September 30, 2024, we owed notes payable of $109,726 and notes payable – related party of $186,350 representing services received, as well as cash advances received. All of the notes payable are non-collateralized, carry interest at 8% and are due on demand. Total accrued interest as of September 30, 2024, on all notes payable was $197,421.

During the 2024 Nine-Month Period a shareholder paid for or performed professional services totaling $3,000. At September 30, 2024, we owe the shareholder an aggregate of $1,200 in accounts payable – related party.

At September 30, 2024, two lenders represent in excess of 95% of the Company’s accounts payable and notes payable.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2024,  that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 21, 2024	NOVA STAR INNOVATIONS, INC. By: /s/ Mark S. Clayton Mark S. Clayton President and Director Principal Financial Officer

